Form 10-Q
period 2025-09-30
Aptera Motors Corp
filed 2025-11-14
CIK 1786471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-42884

APTERA MOTORS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-4079594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5818 El Camino Real Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

(858) 371-3151

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.0001 per share	SEV	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, there were 10,159,928 Class B Common Stock, $0.0001 par value issued and outstanding.

APTERA MOTORS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$11,995	$13,160
Grant funds receivable	2,700	855
Prepaids and other	462	375
Total current assets	15,157	14,390
Deposits and other long-term assets	1,050	1,550
Property and equipment, net	17,252	16,885
Right of use assets – operating lease, net	1,454	2,104
Total assets	$34,913	$34,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$636	$277
Accrued liabilities	1,208	1,159
Unearned reservation fees	4,078	4,086
Current portion of operating lease liabilities	1,124	1,030
Total current liabilities	7,046	6,552
Operating lease liabilities, net of current portion	610	1,468
Other long-term liabilities	15	15
Total liabilities	7,671	8,035

Commitments and contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 31,304,495 authorized; 0 and 3,721,394 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 6)	-	1
Class A Common Stock, $0.0001 par value, 190,000,000 shares authorized, 18,091,126 and 18,486,999 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	6
Class B Common Stock, $0.0001 par value, 115,000,000 shares authorized, 9,280,914 and 4,877,990 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	333,078	304,579
Subscription receivables	-	(281)
Accumulated deficit	(305,839)	(277,412)
Total stockholders’ equity	27,242	26,894
Total liabilities and stockholders’ equity	$34,913	$34,929

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$-	$-	$-	$-

Operating Expenses:
General, selling, and administrative	3,213	3,082	19,197	15,359
Research and development	4,729	5,253	13,812	11,740
Total operating expenses	7,942	8,335	33,009	27,099

Operating loss	(7,942)	(8,335)	(33,009)	(27,099)
Other income	2,453	130	4,582	1,072
Net Loss	$(5,489)	$(8,205)	$(28,427)	$(26,027)

Weighted average loss per share of Class A and Class B common stock basic and diluted	$(0.23)	$(0.35)	$(1.21)	$(1.13)
Weighted average shares outstanding of Class A and B common stock - basic and diluted	23,609,592	23,239,343	23,485,359	22,952,082

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

			Class A Common		Class B Common		Additional	Common Stock to be Issued		Total
	Preferred Stock		Stock		Stock		Paid-In	(Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable)	Deficit	Equity
Balance January 1, 2024	3,721,394	$—	18,486,999	$2	4,100,349	$1	$268,001	$(814)	$(242,505)	$24,685
Sale of common stock	—	—	—	—	250,741	—	7,901	292	—	8,193
Stock issuance costs	—	—	—	—	—	—	(558)	—	—	(558)
Shares issued for services	—	—	—	—	1,137	—	36	—	—	36
Stock based compensation	—	—	—	—	—	—	7,396	—	—	7,396
Net loss	—	—	—	—	—	—	—	—	(12,249)	(12,249)
As of March 31, 2024	3,721,394	$—	18,486,999	$2	4,352,227	$1	$282,776	$(522)	$(254,754)	$27,503
Sale of common stock	—	—	—	—	173,733	—	5,238	1,072	—	6,310
Stock issuance costs	—	—	—	—	—	—	(358)	—	—	(358)
Shares issued for services	—	—	—	—	609	—	19	—	—	19
Stock based compensation	—	—	—	—	—	—	1,233	—	—	1,233
Net loss	—	—	—	—	—	—	—	—	(5,573)	(5,573)
As of June 30, 2024	3,721,394	$—	18,486,999	$2	4,526,569	$1	$288,908	$550	$(260,327)	$29,134
Sale of common stock	—	—	—	—	301,812	—	9,105	(550)	—	8,555
Stock issuance costs	—	—	—	—	—	—	(818)	—	—	(818)
Shares issued for services	—	—	—	—	1,495	—	48	—	—	48
Stock based compensation	—	—	—	—	—	—	2,475	—	—	2,475
Net loss	—	—	—	—	—	—	—	—	(8,205)	(8,205)
As of September 30, 2024	3,721,394	$—	18,486,999	$2	4,829,876	$1	$299,718	$—	$(268,532)	$31,189

Balance January 1, 2025	3,721,394	$—	18,486,999	$2	4,877,990	$1	$304,584	$(281)	$(277,412)	$26,894
Sale of common stock	—	—	—	—	30,990	—	1,056	193	—	1,249
Stock issuance costs	—	—	—	—	—	—	(100)	—	—	(100)
Shares issued for services	—	—	—	—	—	—	4,921	—	—	4,921
Stock based compensation	—	—	—	—	—	—	1,155	—	—	1,155
Net loss	—	—	—	—	—	—	—	—	(10,867)	(10,867)
As of March 31, 2025	3,721,394	$—	18,486,999	$2	4,908,980	$1	$311,616	$(88)	$(288,279)	$23,252
Sale of common stock	—	—	—	—	155,261	—	6,342	76	—	6,418
Stock issuance costs	—	—	—	—	—	—	(496)	—	—	(496)
Shares issued for services	—	—	—	—	347	—	2,507	—	—	2,507
Stock based compensation	—	—	—	—	—	—	7,203	—	—	7,203
Net loss	—	—	—	—	—	—	—	—	(12,071)	(12,071)
As of June 30, 2025	3,721,394	$—	18,486,999	$2	5,064,588	$1	$327,172	$(12)	$(300,350)	$26,813
Sale of common stock	—	—	—	—	92,166	—	3,772	12	—	3,784
Stock issuance costs	—	—	—	—	—	—	(342)	—	—	(342)
Shares issued for services	—	—	—	—	470	—	83	—	—	83
Stock based compensation	—	—	—	—	—	—	2,393	—	—	2,393
Share conversions	(3,721,394)	—	(395,873)	—	4,123,690	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,489)	(5,489)
As of September 30, 2025	—	$—	18,091,126	$2	9,280,914	$1	$333,078	$—	$(305,839)	$27,242

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net loss	$(28,427)	$(26,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403	368
Stock based compensation	18,262	11,207
Changes in operating assets and liabilities:
Grant funds receivable	(1,845)	286
Prepaids and other	413	53
Deposits and other long-term assets	-	743
Accounts payable	359	(4,013)
Accrued expenses	49	363
Unearned reservation fees	(8)	189
Operating lease assets and liability, net	(114)	(87)
Net cash used in operating activities	(10,908)	(16,918)
Cash Flows from Investing Activities
Purchase of property and equipment	(770)	(3,374)
Net cash used in investing activities	(770)	(3,374)
Cash Flows from Financing Activities
Proceeds from sale of common stock	11,451	23,058
Proceeds from 2024 convertible notes	-	236
Common stock issuance costs	(938)	(1,734)
Net cash provided by financing activities	10,513	21,560

Increase (decrease) in cash and cash equivalents	(1,165)	1,268
Cash and cash equivalents, beginning of period	13,160	16,967
Cash and cash equivalents, end of period	$11,995	$18,235

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$20
Cash paid for income taxes	$-	$2

See accompanying notes.

APTERA MOTORS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS

Aptera Motors Corp. (“Aptera” the “Company,” “we,” “us” or “our” and similar terms refers to Aptera Motors Corp. and its subsidiaries unless the context otherwise requires) was incorporated on March 4, 2019 (“Inception”) in the State of Delaware. The Company is developing a solar electric vehicle focused on efficiency. In September 2023, the Company established the subsidiary company Aptera Motors Italia Srl, based in Modena, Italy.

Risks and Uncertainties

Our business is highly sensitive to domestic and global economic and business conditions as well as local, state, and federal government policy decisions. Several factors beyond our control could cause material fluctuations in our business and financial condition. In addition, we require a significant amount of capital to fund vehicle manufacturing, have a limited operating history and operate with small management and development teams that contain key employees. We also face significant barriers to market entry and competing technologies. At times, we have experienced constraints and volatility in our supply chain that resulted in increased costs to us. Furthermore, we are affected by uncertain regulatory conditions, fluctuations in demand, and inflation in production and shipping costs. These conditions could affect the volatility of our business, our financial condition and our results of operations.

Going Concern and Management’s Plans

We have incurred losses from operations since inception and have not generated any revenue to date. We expect to incur significant costs associated with vehicle development, testing, production, and operations before generating revenue. As of September 30, 2025, our existing cash and cash equivalents are not sufficient to fund our current operations for the next twelve months, and as a result, we require significant additional financial resources over the coming year. These factors raise substantial doubt about our ability to continue as a going concern.

Historically, we have funded our operations primarily through the issuance of common stock, including Regulation A+, Regulation CF, and Regulation D offerings.

We have executed several significant financial and corporate milestones, including events subsequent to September 30, 2025, to address our liquidity needs and fund our path to production. These actions include:

Direct Listing Registration Statement: On September 30, 2025, our Registration Statement on Form S-1, filed to register the resale of Class B Common Stock by our existing shareholders, was declared effective by the Securities and Exchange Commission (“SEC”). This registration was a prerequisite for the direct listing of our stock on a national exchange and did not, by itself, raise new capital for the Company.

Equity Line of Credit: On October 13, 2025, we entered into a Share Purchase Agreement with New Circle Principal Investments LLC, providing a committed $75 million equity line of credit. This agreement gives the Company the right, but not the obligation, to sell shares of our Class B Common Stock to New Circle Capital at our discretion, subject to certain terms, conditions, and limitations. The Company filed a registration statement on October 23, 2025 to register 6,000,000 shares issuable under this agreement.

Nasdaq Direct Listing: On October 16, 2025, our Class B Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEV”. This listing provides us with access to the public capital markets for future financing needs, including the aforementioned equity line.

The Company’s ability to continue as a going concern for the next twelve months is dependent on its ability to obtain sufficient funding by accessing capital under the $75 million equity line of credit and, as needed, raising additional funds through the public markets.

While management believes the equity line of credit and access to the public markets will provide the necessary liquidity, there is no guarantee that we will be able to draw down the full amount of the equity line or secure additional financing on favorable terms, or at all.

If we are unable to obtain adequate financing through these means, we may be required to implement significant cost-cutting measures, reduce investments in product development, or significantly curtail our operations. These actions would have a material adverse effect on our business, financial condition, and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in Form S-1 recently filed with the SEC. Interim results are not necessarily indicative of the results expected for the full year.

The Company operates as a single reportable segment focused on the development of solar electric vehicles. The Co-Chief Executive Officers review consolidated financial information to assess performance and allocate resources.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting periods. We use historical and other pertinent information to determine those estimates. Actual results could materially differ from these estimates.

Reverse Stock Split

The accompanying condensed consolidated financial statements and related notes have been retroactively restated to reflect a 1-for-3 reverse stock split of the Company’s common stock effected on August 5, 2025.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2—Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the balance sheet dates.

The following are the classes of assets and liabilities measured at fair value:

	As of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$6,991	$-	$-	$6,991
Total	$6,991	$-	$-	$6,991

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$8,770	$-	$-	$8,770
Total	$8,770	$-	$-	$8,770

As of September 30, 2025 and December 31, 2024, the respective carrying value of cash and cash equivalents, receivables, other current assets, accounts payable, unearned reservation fees and short-term debt approximated their fair values.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash and cash equivalents contained $4.1 million of unearned refundable customer reservation fees.

Grant Funds Receivable

The Company receives matching grant funds from the California Energy Commission for research and development activities. These matching grant funds are non-refundable and are subject to certain conditions and milestones.

The Company accounts for these grants under the reimbursement method. This means that grant funds are recognized as receivables only after the Company has incurred the qualifying R&D expenses and has submitted a request for reimbursement to the granting agency.

The Company assesses the probability of receiving reimbursement based on its ongoing communication with the granting agency and its compliance with the grant terms. If any conditions for grant eligibility are not met, the Company may be required to repay a proportionate amount of the grant received.

Grants received are recorded as other income in the condensed consolidated statements of operations. See Note 3 for additional information.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers, hardware and software	3 years
Leasehold improvements	shorter of remaining lease term or 5 years
Research and development equipment	5 years
Other equipment	5 years

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and operating lease assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value.

For the nine months ended September 30, 2025 and 2024, we recorded no impairment charges on long-lived assets.

Unearned Reservation Fees

Unearned reservation fee liabilities are recorded based on all funds we expect to collect on each transaction, including merchant processor fees charged. We maintain a separate money market account for all customer reservation fees collected.

Leases

The Company recognizes all operating leases on the condensed consolidated balance sheets at the commencement date. This includes:

●	A right-of-use (ROU) asset representing the right to use the leased asset.
●	A lease liability representing the future lease payments discounted to present value.

Lease expense is recognized on a straight-line basis over the lease term, reflecting the benefit of using the leased asset. Our assessed lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize a ROU asset at the commencement of an operating lease, representing the right to use the leased asset. The ROU asset is initially measured at the present value of the non-cancellable lease payments, including any initial direct payments. The ROU asset is depreciated over the lease term, using the same depreciation method and useful life as the underlying leased asset, or if not readily determinable, using a straight-line method over the lease term.

We recognize a lease liability at the commencement of an operating lease, representing the obligation to make lease payments. The lease liability is initially measured at the present value of the non-cancellable lease payments, less any initial direct payments. The lease liability is subsequently remeasured to reflect the present value of the remaining lease payments using the lessee’s incremental borrowing rate at the initial recognition date or the subsequent remeasurement date, if applicable. Interest expense is recognized on the lease liability using the effective interest method.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, we accrue for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred.

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of September 30, 2025 and December 31, 2024, we had approximately $4.0 million and $9.0 million in open purchase orders, respectively.

Revenue Recognition

To date, the Company has not generated any revenue from operations. The Company is currently in the pre-production development, testing and validation stage.

The Company expects to recognize revenue upon the delivery of its product to customers.

The Company’s ability to generate revenue is subject to various risks and uncertainties, including successful product development, market acceptance and regulatory approvals. These factors could materially impact the timing and amount of future revenue recognized by the Company.

Key Considerations for Future Revenue Recognition:

●	Performance obligations: The Company will assess its contracts with customers to identify the distinct performance obligations and allocate the transaction price accordingly.

●	Variable consideration: If applicable, the Company will estimate the amount of variable consideration to which it is entitled based on the probability-weighted approach.

●	Right of return: If customers have a right to return products, the Company will recognize a refund liability and adjust revenue accordingly.

●	Principal versus agent: The Company will determine whether it acts as a principal or an agent in its transactions, which will impact the presentation of revenue in the financial statements.

The Company will continue to evaluate its revenue recognition policies and procedures as its business evolves and will make any necessary disclosures in future financial statements.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

Tax benefits from uncertain positions are recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

We are subject to tax in the United States (“U.S.”) and internationally and we file tax returns in the U.S. Federal jurisdiction, California state jurisdiction and Italy. We are subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods since Inception.

Stock-Based Compensation

We account for stock-based compensation at the grant date, based on the calculated fair value of the award using the Black-Scholes Option Pricing Model. For time-based awards, stock-based compensation expense is recorded using the straight-line method over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company accounts for forfeitures as they occur. Accordingly, compensation expense is recognized only for awards that ultimately vest. Forfeitures are recognized in the period in which they occur, and no estimations or adjustments are made for anticipated forfeitures.

Stock options issued to non-employees are accounted for at their calculated fair value of the award.

Research and Development

Research and development costs are expensed as incurred and represent costs incurred to further new technologies, product design and technical capabilities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk are cash, cash equivalents, and restricted cash. We hold cash in domestic financial institutions that are federally insured within statutory limits. At times, deposits exceed federally insured limits.

Concentration of Supply Risk

The Company is dependent on a few suppliers for capital equipment, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary equipment and components of its products according to the schedule and at prices, quality levels and volumes acceptable to the Company, or its inability to efficiently manage these components, could have a material adverse effect on the Company’s results of operations and financial condition.

Loss Per Share

We compute net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted calculations. Dilutive securities consist of Preferred Stock, warrants and options under the Company’s 2021 Stock Option and Incentive Plan.

As of September 30, 2025 and 2024, potentially dilutive securities outstanding were as follows:

	September 30, 2025	September 30, 2024
Preferred stock	—	3,721,394
Stock options	4,393,185	4,035,699
Warrants	868,167	555
Potentially dilutive securities	5,261,352	7,757,648

For the three and nine months ended September 30, 2025 and 2024, we incurred a net loss for which the effects of our potentially dilutive securities would be antidilutive and are therefore excluded from diluted net loss per share calculations.

The following table sets forth the computation of basic net loss per share of Class A and Class B stock (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Allocation of losses	$(4,298)	$(1,191)	$(6,527)	$(1,678)	$(22,377)	$(6,050)	$(20,964)	$(5,063)
Denominator
Weighted average shares outstanding	18,486,999	5,122,593	18,486,999	4,752,344	18,486,999	4,998,360	18,486,999	4,465,083
Basic net loss per share	(0.23)	(0.23)	(0.35)	(0.35)	(1.21)	(1.21)	(1.13)	(1.13)

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update requires public business entities to disclose, in tabular form, the natural expense components (such as employee compensation, depreciation, amortization, and inventory purchases) that comprise relevant income-statement captions including cost of sales, selling, general and administrative, and research and development expenses.

The guidance does not change recognition or measurement but is intended to enhance transparency of expense classification. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

The Company, as a public business entity, will adopt the standard on January 1, 2027, and currently does not expect adoption to have a material impact on its consolidated financial statements other than expanded disclosure requirements.

NOTE 3 – GRANT FUNDS RECEIVABLE

On February 15, 2023, we were awarded a $21.9 million grant from the California Energy Commission (“CEC”), which provides for the reimbursement of certain capital investments and operating costs related to battery and solar and production applications for our vehicle, subject to milestone achievements. Reimbursement requests made by us are recorded as grant funds receivable and other income, net of a 10% retention amount, which CEC holds until there is evidence of project completion. The project and grant reimbursement period concludes in the first quarter of 2027. Completion of the project requires us to meet significant milestones in the future, the probability of which is uncertain, particularly as milestone schedules are subject to ongoing discussion and revision based on the timing of required capital funding.

Through September 30, 2025, the Company had submitted reimbursement requests totaling approximately $10.0 million under this grant. Of this amount, approximately $7.3 million had been received in payments, and $0.7 million was retained by the CEC. The remaining $2.7 million was recognized as Grant Funds Receivable on the condensed consolidated balance sheet. This $2.0 million receivable was subsequently collected in October 2025. None of the retention amount has been recognized as other income.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company has a Technology License Agreement (“TLA”) with Chery Automobile Co. Ltd. (“Chery”), as amended in 2023, granting the Company a non-transferable license to use certain Chery automobile parts technology, know-how, and data.

Under the amended TLA, the cash consideration component has been fully satisfied. The agreement includes a remaining contingent obligation for the Company to issue up to $5.0 million in shares of Class B Common Stock to Chery. This obligation is triggered in installments upon the Company entering into specific parts supply agreements with Chery and receiving the initial batches of parts under those agreements. The timing and ultimate issuance of these shares are dependent on the Company proceeding with these specific purchasing milestones. The Company also holds certain rights of first refusal regarding the shares held by Chery.

Litigation and Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. The Company is also subject to legal proceedings which arise in the ordinary course of business.

In August 2024, Zaptera USA, Inc. (“Zaptera”) filed a complaint against Aptera Motors Corp. in U.S. District Court for the Southern District of California. Following amendments and motions to dismiss, Zaptera presently asserts claims against Aptera Motors Corp. and certain associated individuals for design patent infringement, misappropriation of trade secrets, and declaratory judgment of patent ownership. It also asserts breach of contract claims against the individuals, but not the Company itself. Zaptera seeks various remedies, including damages and injunctive relief.

On October 10, 2025, Aptera Motors Corp. and the individual defendants filed their answers and affirmative defenses to Zaptera’s amended complaint. Aptera Motors Corp. intends to vigorously defend this litigation and continues to believe the claims are without merit. However, litigation is inherently uncertain, and an unfavorable outcome could materially harm our business.

In January 2025, we received a subpoena for documents from the staff of the Securities and Exchange Commission (SEC) related to our securities offerings and the production, design, and manufacture of our vehicles. This subpoena is part of an ongoing SEC investigation. The Company continues to cooperate fully with the investigation and is continuing to produce documents in response to the subpoena and subsequent requests.

The SEC has informed us that the investigation does not mean that it has concluded that anyone has violated the law and that the receipt of the subpoena does not mean that the SEC has a negative opinion of any person, entity, or security. However, the Company can offer no assurances as to the timing, outcome or potential effect, if any, of this ongoing investigation. Responding to the subpoena and related requests continues to require the dedication of management time and attention and has resulted, and may continue to result, in the incurrence of significant expenses, including legal and other professional services fees.

NOTE 5 – LEASES

As of September 30, 2025, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California. We record leases at lease commencement, which is the date when the underlying asset is made available for use by the lessor.

The lease commenced on February 1, 2022, and has a term of 62 months, expiring on April 1, 2027.

The lease agreement includes scheduled rent escalations over the lease term, with monthly base rent ranging from $91,000 to $106,000. The lease also included rent abatement for the second and thirteenth months of the lease. Lease expense is recognized on a straight-line basis over the lease term.

The Company has two options to extend the lease term for 60 months each, subject to the terms of the lease. A security deposit of $2.5 million was paid in connection with the lease, $1.5 million of which has been returned to the Company as of September 30, 2025. The lease is a triple net lease, meaning the Company is responsible for all costs, expenses, and obligations relating to the facility, including operating expenses, repairs, insurance, and taxes.

Our lease agreement does not provide an implicit borrowing rate and we have, therefore, used a benchmark approach to derive an appropriate incremental borrowing rate. We used companies of similar credit ratings and comparable credit quality to derive a benchmark incremental borrowing rate to discount lease liabilities through the remaining lease term.

Operating lease obligations are presented as follows on the condensed consolidated balance sheets (in thousands):

	As of September 30, 2025	As of December 31, 2024
Operating lease assets, net	$1,454	$2,104

Current portion of lease liabilities	1,124	1,030
Long-term lease liabilities	610	1,468
	$1,734	$2,498

We recorded $0.8 million as operating lease expense for the nine months ended September 30, 2025 and 2024, respectively. This expense is allocated to “General, selling, and administrative” and “Research and development” expenses in the condensed consolidated statements of operations.

Other information related to our lease obligations is as follows:

	As of September 30, 2025	As of December 31, 2024
Supplemental lease information
Weighted average remaining lease term (in years)	1.50	2.25
Weighted average discount rate	8.30%	8.30%

	As of September 30, 2025	As of September 31, 2024
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$892	$866

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of the beginning of the reporting period, the Company was authorized to issue up to 31,304,495 shares of preferred stock, of which 11,304,495 had been designated as Series B-1 Preferred Stock. In addition, 20,000,000 shares of preferred stock were authorized for issuance from time to time in one or more series by resolution of the Board of Directors.

Holders of then-outstanding Series B-1 Preferred Stock were entitled to certain preferences in the event of a liquidation of the Company’s assets, including priority distributions of funds and declared but unpaid dividends. They also held preferential dividend rights, whereby the Company could not declare or pay dividends on common stock in amounts greater than those available to Series B-1 Preferred shareholders, unless such dividends on common stock were payable in common stock.

In July 2025, the holders of Series B-1 Preferred Stock approved an amendment to the automatic conversion provisions, allowing conversion upon the earlier of (i) a Qualified Public Company Event, as defined in the Company’s certificate of incorporation, or (ii) another date or event approved by the holders of a majority of the then-outstanding Series B-1 Preferred Stock.

On September 30, 2025, the Company’s registration statement on Form S-1 relating to its Class B Common Stock became effective with the U.S. Securities and Exchange Commission. As a result, all 3,721,394 outstanding shares of Series B-1 Preferred Stock automatically converted into Class B Common Stock on a one-for-one basis on September 30, 2025.

As of September 30, 2025, no shares of preferred stock remained issued or outstanding.

Class A Common Stock

Holders of Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. Class A common stockholders also have the right to receive dividends when and if declared by the Board of Directors, as well as to participate in any distributions of assets in the event of liquidation, subject to the rights of any preferred stock that may be outstanding.

Each share of Class A common stock is convertible, at the option of the holder, into one share of non-voting Class B Common Stock at any time. Such conversion is on a one-for-one basis and is not subject to any additional consideration, subject only to equitable adjustments for stock splits, stock dividends, or similar events.

During September 2025, certain holders voluntarily converted an aggregate of 395,873 shares of Class A common stock into an equal number of shares of Class B Common Stock pursuant to these terms. Conversions occurring after September 30, 2025 are described in Note 8 - Subsequent Events.

Class B Common Stock

Holders of Class B Common Stock are not entitled to voting rights, except as required by applicable law. They have the right to receive dividends when and if declared by the Board of Directors, as well as to participate in any distributions of assets in the event of liquidation on an equal basis with holders of Class A common stock, subject to the rights of any preferred stock that may be outstanding.

As previously disclosed, the Company issued to a vendor a warrant to purchase 333,333 shares of Class B Common Stock at an exercise price of $31.50 per share. This warrant vested in full on May 15, 2025, and expires on November 15, 2034. During the nine months ended September 31, 2025, 250,000 of these warrant shares vested in accordance with the service-based vesting schedule. As a result, the Company recognized stock-based compensation expense of $7.3 million, which was recorded in selling, general and administrative expenses.

Stock Issuance Costs

Stock issuance costs consist of commissions paid to administrative and technology service providers and fees paid to electronic investor platforms to facilitate transactions for our regulation crowd-funding offerings.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option and Incentive Plan

In June 2021, our Board approved and we adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan allows us and any future subsidiaries to grant incentive and non-statutory stock options, and restricted stock awards to our employees, non-employee directors and consultants. The primary purpose of the 2021 Plan was to enable us to attract, retain and motivate our employees, non-employee directors and consultants.

The 2021 Plan was administered by a Committee as defined in the 2021 Plan. The maximum aggregate number of common stock shares that may be granted under the Plan was 6,333,333. The Committee had full discretion to set the vesting criteria. The exercise price of stock options granted may not be less than 100% of the fair market value of our common stock on the date of grant. The Plan prohibited the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the Plan may not exceed ten years. The Board may amend, alter, or discontinue the Plan, but shall obtain shareholder approval of any amendment as required by applicable law.

The number of shares of common stock that remain available for issuance under the Plan was 1,940,148 as of September 30, 2025. On October 16, 2025, the 2021 Plan was terminated, provided, that all awards outstanding under the 2021 Plan shall continue in effect in accordance with their terms.

Outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest. Stock options generally vest over four years, one-quarter of such shares vesting on each year anniversary of the vesting commencement date. A summary of stock option activity is as follows (aggregate intrinsic values in thousands):

	Options	Weighted average exercise price	Aggregate Intrinsic value	Weighted average grant date fair value	Weighted average remaining contractual term
Balance at December 31, 2024	3,803,417	$19.17	$46,903	$15.84	6.8
Granted	746,847	$31.50	$9,634	$37.83	9.1
Exercised	-	-	-	-	-
Forfeited	(38,712)	31.50	499	$28.30	-
Expired	(118,367)	15.44	5,995	$11.26	-
Outstanding and expected to vest at September 30, 2025	4,393,185	$21.18	$102,030	$19.52	6.82
Vested and exercisable at September 30, 2025	3,528,779	$19.15	$89,100	$16.50	6.30

The total fair value of stock options granted during the nine months ended September 30, 2025 and 2024, respectively was $28.3 million and $9.1 million, respectively, which is being recognized over their respective vesting periods.

We estimate the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of our share price over the expected term, expected risk-free interest and underlying estimated fair value of stock price.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Weighted average risk-free interest rate	4.05%	3.60%
Weighted average expected volatility	105.97%	107.15%
Weighted average expected term (in years)	5.84	5.78
Expected dividend yield	—	—
Exercise price	$31.50	$25.98
Estimated fair value of stock price	$44.40	$31.50

Expected Option Term: The expected option term represents the period that options granted are expected to be outstanding. Given the limited historical exercise data of our stock options, we utilize the simplified method, to estimate the expected term. This method calculates the expected term as the midpoint between the vesting period and the contractual term of the options.

Expected Volatility: The expected volatility is a measure of the amount by which our share price is anticipated to fluctuate during the expected term of the options. We determine expected volatility based on the historical volatility of comparable publicly traded companies within our industry. These comparable companies were selected based on factors such as industry similarity, market capitalization, and stage of development. The historical volatility is calculated over a period consistent with the expected term of the options.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for periods corresponding to the expected term of the options.

Dividend Yield: The Company has not historically paid dividends and does not anticipate paying dividends in the foreseeable future. Therefore, the dividend yield is assumed to be zero.

These assumptions are evaluated and adjusted as necessary based on changes in market conditions and historical experience.

Modification of Option Grants

During the nine months ended September 30, 2025 and 2024, the Company modified the post-termination exercise period for stock option awards granted to certain former employees, executives, and board members. Specifically, the modifications extended the period during which these individuals may exercise their options after leaving the Company. These changes resulted in incremental stock-based compensation expense of $0.5 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The allocation of stock-based compensation expense was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General, selling and administrative	$1,099	$1,206	$12,386	$8,270
Research and Development	1,377	1,317	5,876	2,937
Total stock-based compensation	$2,476	$2,523	$18,262	$11,207

As of September 30, 2025 the total unrecognized compensation cost related to outstanding time-based options was $26.1 million, which is expected to be recognized over a weighted-average period of 1.55 years.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date of September 30, 2025, through November 14, 2025, the date these condensed consolidated financial statements were issued. Material events include:

Equity Line of Credit (ELOC)

On October 13, 2025, the Company entered into a Share Purchase Agreement with New Circle Principal Investments LLC (“Investor”), providing access to up to $75.0 million in capital over 36 months. Key terms include:

●	The Company has the right, but not the obligation, to sell shares of its Class B Common Stock to the Investor at its discretion.
●	The purchase price will be based on the Volume Weighted Average Price (VWAP) during a specified pricing period, less a discount (3% for a 3-day VWAP or 4% for a 1-day VWAP).
●	Total shares of Class B Common Stock issuable under the ELOC are limited to 19.99% of the shares outstanding as of October 13, 2025, unless stockholder approval under applicable Nasdaq rules is obtained or not required. The Investor cannot beneficially own more than 4.99% (or 9.99% upon notice) of outstanding shares of Class B Common Stock.
●	Accessing the facility requires an effective resale registration statement. The Company filed a Form S-1 on October 23, 2025, to register 6,000,000 shares for this purpose.
●	Stock issuance fees include a $25,000 structuring fee, a $25,000 legal fee, and $375,000 in shares of Class B Common Stock to be issued to the Investor.
●	On November 12, 2025, the Company satisfied the $375,000 stock issuance fee by issuing 45,127 shares of Class B Common Stock at a price of $8.31 per share.

Direct Listing on Nasdaq

On October 16, 2025, the Company’s Class B Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEV”. The Company did not receive any proceeds from the direct listing, as it was a resale of shares by existing stockholders.

Transition to Public Benefit Corporation

On September 30, 2025, the Company filed an amended and restated certificate of incorporation and transitioned to a Delaware Public Benefit Corporation (“PBC”). As a PBC, the Company is required to balance the pecuniary interests of its stockholders, the best interests of those materially affected by its conduct, and the specific public benefit it has chosen to pursue.

Conversion of Class A to Class B

In October 2025, certain holders of the Company’s Class A common stock voluntarily converted an aggregate of 733,009 shares of Class A common stock into an equal number of shares of Class B Common Stock, pursuant to the terms of the Company’s certificate of incorporation. None of these conversions involved holders representing greater than 5% of the Company’s outstanding shares or otherwise resulted in any change of control.

2025 Omnibus Equity Incentive Plan

On October 23, 2025, the Company filed a registration statement on Form S-8 with the U.S. Securities and Exchange Commission to register 14,000,000 shares of Class B Common Stock issuable under the Company’s 2025 Omnibus Equity Incentive Plan (the “2025 Plan”).

The 2025 Plan, which was approved by the Board and adopted by the stockholders in August 2025 and became effective in connection with the Company’s Direct Listing on Nasdaq, replaced the 2021 Plan. No further awards will be made under the 2021 Plan, although all outstanding awards under the 2021 Plan will continue to vest and convert as originally granted.

Restricted Stock Units

In connection with the Company’s direct listing on Nasdaq, the Company granted 143,987 restricted stock units (RSUs) to directors whose service commenced upon the listing . The RSUs were valued at $6.98 per share, based on the average of the daily Volume Weighted Average Price (VWAP) of the Company’s Class B Common Stock over the first five consecutive trading days beginning with October 16, 2025, in accordance with the terms of the directors’ offer letters.

Once granted, 29,373 of the units are scheduled to vest immediately, and the remaining 114,614 units are scheduled to vest in four equal 25% annual installments, subject to continued service.

Warrants

During the year ended December 31, 2024, the Company issued warrants to service providers for 533,333 shares of Class B Common Stock. As stipulated in the agreement, the exercise price was to be determined based on a 5-day measurement period following the Company’s listing on a national exchange. The Company listed on October 16, 2025, and accordingly, on October 22, 2025, the exercise price for these warrants was set at $5.28 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aptera Motors Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its direct listing filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Aptera Motors Corp. is a public benefit corporation and development stage company focused on the development and commercialization of solar electric vehicles. Subsequent to the period ended September 30, 2025, the Company completed a direct listing of its Class B Common Stock on the Nasdaq Capital Market and secured a $75 million committed equity line of credit (the “ELOC”). Accessing capital under the ELOC is subject to certain conditions, including the effectiveness of a resale registration statement covering the shares issuable thereunder, which the Company filed on October 23, 2025. As of the date of this Quarterly Report, the Company has not commenced production or generated any revenue from the sale of its products. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company obtaining additional financing (including through the potential utilization of its equity line of credit, once available, and access to public markets) and ultimately achieving profitable operations. This management’s discussion and analysis discusses the Company’s progress to date, its challenges, and its plans for the future, but should be read in conjunction with the consolidated financial statements and accompanying notes.

Aptera was formed as a Delaware corporation on March 4, 2019, and transitioned to a Delaware public benefit corporation in October 2025, for the purpose of engaging in the production of energy-efficient, solar-powered vehicles. We first began accepting $100 reservations for our vehicle in December 2020 and as of September 30, 2025, we had approximately 49,000 reservation holders. We have not delivered any products to customers and have not recognized any revenue from the sale of vehicles.

During 2025, 2024 and 2023, we engaged with many new partners to supply validated production parts and we are currently in the process of building validation vehicles with production parts. In addition to our engagement with these partners, we will also engage with validation and durability testing partners to ensure the reliability of our production intent design. Alongside efforts to secure necessary financing, our current operational focus remains on completing this validation and testing process to prepare for the commencement of low-volume production as soon as capital allows. Our marketing team is expected to engage with the public to educate them on our brand proposition and to garner as many vehicle orders as possible. These orders help us determine our production mix and the speed at which we need to ramp our production numbers. As a result of the above, the Company expects to continue to experience increased spending on production equipment and tooling.

Our production timeline has evolved and it remains dependent on our ability to secure sufficient capital. We had previously anticipated commencing low-volume production of our vehicles in 2025 and achieving a high-volume production rate of 20,000 vehicles per year by the end of 2026. However, we have experienced delays and this timeline is no longer indicative of our current expectations, primarily due to our ongoing need to secure substantial funding and the fact that we have not yet raised the sufficient capital necessary to fully fund our tooling, validation program, and manufacturing facility. Unlike our previous fundraising efforts, which were composed of many smaller investments over time, the capital required for the remaining vehicle tooling and supplier commitments must be secured in substantial tranches to allow us to place large-scale purchase orders and commit to production schedules. The establishment of our ELOC subsequent to the period end provides a mechanism to potentially access this capital incrementally, once the associated resale registration statement becomes effective and subject to market conditions and facility limitations.

Our production plan for our Carlsbad facility is phased, with each phase contingent upon funding. The initial “low-volume” production phase is estimated to require approximately $65 million in capital to fund remaining necessary tooling and validation programs. Following the initiation of low-volume production, a second phase to ramp to high-volume production would require an estimated additional $140-$160 million to achieve a target rate of approximately 20,000 vehicles per year, which we believe is our current facility’s maximum capacity, determined in consultation with Munro & Associates.

Given that our ability to begin any phase of production is so heavily dependent on securing the required capital, we cannot currently provide a revised forecast for production commencement or related milestones. Until the necessary funding for a given production phase is secured and accessible, we will be unable to predict if and when that phase of production will commence.

Commencing production also depends on other key factors beyond funding, including:

●	Securing necessary funding: We require substantial upfront capital to initiate production, including funding for the remaining vehicle tooling, validation programs, and manufacturing facilities potentially through utilization of our ELOC (contingent upon S-1 effectiveness and other conditions), access to public markets, or other financing sources. Specifically, securing the capital estimated for both initial low-volume and subsequent high-volume production phases is critical. Until this funding is secured, the Company will be unable to predict if and when production will commence.
●	Availability of resources: Production is contingent on the availability of materials, components, manufacturing facilities, and an uninterrupted supply chain.
●	Addressing technical challenges: We may encounter further technical challenges that require redesign or alternative sourcing of components.
●	Meeting regulatory requirements: We must meet all necessary safety and regulatory requirements to certify our vehicles.

Historically, we have experienced challenges in raising capital in the amounts needed to fully fund our operations, and we have faced production delays due to financial constraints, supply chain disruptions, technological challenges, and regulatory requirements. While we currently do not anticipate any major supply chain disruptions, changes in global trade policies, including the imposition of new tariffs or changes to existing tariffs, could impact the cost and availability of components and materials, potentially affecting our production timelines and profitability. We have experienced price fluctuations for vehicle components and labor in the past, which have led to increased costs and negatively affected our results of operations.

We are actively working to address these challenges and secure the necessary resources to commence production, including through the recent establishment of our ELOC (which requires an effective registration statement prior to funding) and our access to the public capital markets following our direct listing. We will provide further updates on our progress as we achieve significant milestones. However, we cannot assure you that we will be successful in securing sufficient funding, overcoming technical challenges, or meeting regulatory requirements on a timely basis, or at all. These factors could significantly impact our ability to commence production and achieve our business objectives.

Restatement

During the preparation of the Company’s financial statements for the year ended December 31, 2024, the Company identified certain errors in the accounting for stock-based compensation expense related to modifications of stock option awards granted to certain departing employees, executives, and board members in 2023 and 2024.

Specifically, the Company had modified the post-termination exercise period for these awards, extending the period during which these individuals could exercise their options after leaving the Company. These modifications resulted in additional stock-based compensation expense that was not properly recorded in the prior periods. As a result, the Company restated its previously issued financial statements for the year ended December 31, 2023.

Operating Expenses

General, Selling and Administrative

General, selling and administrative expenses consist of administrative, compliance, legal, investor relations, financial operations, and information technology services. They include related department salaries, office expenses, meals and entertainment costs, software/applications for operational use, and other general and administrative expenses, including but not limited to technology subscriptions and travel expenses. These expenses account for a significant portion of our operating expenses.

Research and Development

We spend significant resources on engineering, tooling and design capabilities, which are classified as research and development expenses. Research and development expenses consist primarily of personnel costs, materials to build prototype and validation vehicles, specialized out-sourced engineering services, facilities and software licenses.

Results of Operations

Comparison of the results for the three months ended September 30, 2025 and September 30, 2024

General, Selling and Administrative Expenses

	For the three months ended September 30, (in thousands)
	2025	2024	$ Change	% Change
Corporate and overhead expenses	$2,072	$1,837	$235	13%
Share-based compensation	1,099	1,206	(107)	(9)%
Depreciation	42	39	3	8%
Selling, general and administrative	$3,213	$3,082	$131	4%

The net increase in selling, general and administrative costs was primarily driven by higher outside services, legal expenses and advertising costs, partially offset by reduced stock-based compensation and personnel-related costs.

The increase in corporate and overhead expenses was primarily driven by a $0.6 million increase in outside services, largely attributable to higher legal and compliance costs related to litigation and regulatory requirements, and a $0.2 million increase in advertising expenses associated with expanded promotional activity for our final crowdfunding campaign.

These increases were partially offset by a $0.3 million decrease in personnel-related costs, reflecting lower bonus and paid time off expenses in the current period, and a $0.2 million reduction in legal costs for intellectual property filings, due to a lower volume of government filings in the 2025 period.

Stock-based compensation expense decreased compared to the prior period, which contained incremental expenses related to accelerated vesting of certain awards and extending the exercise periods for awards to former employees.

We continue to prioritize disciplined cost management while supporting our key operational and strategic initiatives. Certain expenditures—particularly those related to litigation, regulatory matters, and corporate governance—remain less discretionary and may fluctuate based on the timing and scope of external events. As we progress through vehicle validation and prepare for production, we expect these legal, regulatory, and compliance-related costs to remain elevated in the near term as we continue enhancing our internal controls, governance structures, and commence trading as a publicly listed company.

Research and Development Expenses

	For the three months ended September 30, (in thousands)
	2025	2024	Change ($)	Change (%)
Other operating expenses	$3,261	$3,853	$(592)	(15)%
Share-based compensation	1,377	1,317	60	5%
Depreciation	91	83	8	10%
Research and Development	$4,729	$5,253	$(524)	(10)%

Research and development expenses decreased compared to the three months ended September 30, 2024, primarily due to reductions in outside services and prototype tooling. Stock-based compensation expense increased only slightly, reflecting comparable headcount in both periods.

Other operating expenses for research and development decreased primarily due to a $0.5 million reduction in outside services as fewer engineering services were required following completion of earlier vehicle design activities. Prototype tooling expenses also declined by approximately $0.5 million as we progressed beyond initial development phases.

These decreases were partially offset by a $0.3 million increase in materials and supplies to support the build of our validation vehicles, as well as a $0.1 million increase in facilities and IT expenses related to R&D, driven by changes in cost allocations compared to the prior year.

Other Income

For the three months ended September 30, 2025, other income was $2.5 million, compared to $0.1 million in the same period of 2024. The increase primarily relates to matching grant funds received from the California Energy Commission, which offset cash paid for equipment and material purchases.

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2025 was $5.5 million compared to $8.2 million for the same period in the prior year.

Comparison of the results of operations for the nine months ended September 30, 2025 and September 30, 2024

General, Selling and Administrative Expenses

	For the nine months ended September 30, (in thousands)
	2025	2024	$ Change	% Change
Corporate and overhead expenses	$6,685	$6,972	$(287)	(4)%
Share-based compensation	12,386	8,270	4,116	50%
Depreciation	126	117	9	8%
Selling, general and administrative	$19,197	$15,359	$3,838	25%

The net increase in selling, general and administrative costs compared to the prior-year period was primarily driven by higher stock-based compensation, increased legal and regulatory costs associated with our transition to a public company, partially offset by reduced advertising expenses and employee-related costs.

Stock-based compensation expense increased year-over-year. The current period included $7.3 million recognized for advisory services and $2.2 million from new stock option grants issued during the period. This increase was partially offset because a prior-year charge of $5.5 million related to the extension of post-termination exercise periods for stock options held by certain former employees did not recur in the current period.

Corporate and overhead expenses decreased, primarily driven by a $0.9 million reduction in advertising costs reflecting lower crowdfunding-related marketing activity, a $0.1 million decrease in property taxes and a $0.3 million decrease in travel and employee-related costs. These reductions were partially offset by a $1.2 million increase in legal, compliance, and professional service expenses related primarily to ongoing litigation, regulatory matters, and public company readiness initiatives, including enhancements to our internal controls, governance policies, and reporting systems.

We remain focused on aligning operating costs with our strategic priorities as we progress through vehicle validation and testing while also preparing the organization for the responsibilities of operating as a public company. Certain costs—particularly those related to legal matters, regulatory compliance, and corporate governance—are inherently less discretionary and can fluctuate based on external factors. As a result, we expect these expenditures to remain elevated in the near term as we continue to strengthen our compliance infrastructure and commence trading as a publicly listed company.

Research and Development Expenses

	For the nine months ended September 30, (in thousands)
	2025	2024	Change ($)	Change (%)
Other operating expenses	$7,659	$8,552	$(893)	(10)%
Share-based compensation	5,876	2,937	2,939	100%
Depreciation	277	251	26	10%
Research and Development	$13,812	$11,740	$2,072	18%

Research and development expenses increased compared to the nine months ended September 30, 2024, primarily due to higher stock-based compensation. The increase in stock-based compensation was driven by a series of option grants issued in April 2025 in recognition of the engineering team’s contributions to ongoing vehicle development and validation activities.

Other operating expenses within research and development decreased year-over-year. The main driver was a $1.4 million decrease in outside services, primarily engineering consulting, as major vehicle design and development efforts peaked in the 2024 period.

This decrease was partially offset by a $0.4 million net increase in compensation-related costs. Factors contributing to this net compensation increase included the timing of R&D payroll tax credit recognition, which increased reported costs this period, offset somewhat by the lack of bonus accruals in the current period, whereas such accruals were present in the prior year.

Other Income

For the nine months ended September 30, 2025, other income was $4.6 million, compared to $1.1 million in the same period of 2024. The increase primarily relates to $3.9 million  in matching grant funds received from the California Energy Commission, which offset cash paid for equipment and material purchases.

Liquidity and Capital Resources

Recent Financing Developments

Subsequent to the period ended September 30, 2025, we executed several significant milestones intended to address our liquidity needs:

●	Direct Listing: On October 16, 2025, our Class B Common Stock commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “SEV.” While this direct listing did not raise capital directly for the Company, it provides access to the public capital markets for potential future financing.

●	Equity Line of Credit (ELOC): On October 13, 2025, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with New Circle Principal Investments LLC, securing a committed equity line of credit of up to $75.0 million. Our ability to draw funds under the ELOC is subject to various conditions, including limitations based on trading volume and share price, Nasdaq listing rules, and the effectiveness of a resale registration statement covering 6,000,000 shares issuable under the Purchase Agreement. We filed the requisite registration statement on Form S-1 with the SEC on October 23, 2025. The registration statement went effective on November 11, 2025.

Current Liquidity and Funding Needs

As of September 30, 2025, the Company had $34.9 million in total assets. Our primary sources of liquidity at that date include $12.0 million in cash and cash equivalents and $2.7 million in grant funds receivable from the California Energy Commission (“CEC”). Our current operational cash burn rate, covering essential personnel, ongoing regulatory compliance, and fixed costs, is approximately $1.5 to $2.0 million per month. This baseline burn rate is currently elevated by significant expenses associated with becoming and operating as a publicly traded company and by substantial legal and other professional fees related to the SEC Investigation (as defined below), which are difficult to predict with certainty but are expected to continue to be material in the near term.

Our existing cash and cash equivalents, even when supplemented by anticipated near-term grant receipts, are not sufficient to fund our baseline operations for the next twelve months, nor are they sufficient to advance our to advance our vehicle production business plan. These factors continue to raise substantial doubt about our ability to continue as a going concern.

Management’s plan to address our liquidity needs and fund operations over the next twelve months relies primarily on accessing capital through the ELOC (once available) and potentially through other public market financings now that our stock is listed on Nasdaq.

To complete vehicle validation and prepare for initial production—including increased spending on engineering, validation, testing, and the hiring of additional sales, marketing, and administrative personnel—we estimate that we will require approximately $30 million in additional funding. Following that, we estimate an additional $30-40 million will be required for the remaining production tooling in order to commence low-volume manufacturing. In total, we require approximately $60-70 million to advance through these next two critical pre-production phases. We estimate that the associated work would take approximately 12 to 18 months to complete from the time such capital is fully secured. This capital must be secured in substantial tranches. The ELOC provides a potential mechanism to access capital incrementally, subject to the conditions and limitations previously described.

Our awarded $21.9 million grant from the CEC remains an important component of our potential liquidity. The grant provides funding on a reimbursement basis for eligible expenditures, such as capital investments in tooling, equipment, and vehicle validation activities, contingent upon meeting specific project milestones. Subsequent to the period end, in October 2025, the Company received a disbursement of approximately $2.1 million under this grant.

We anticipate receiving further portions of the grant, estimated at approximately $3.5 million remaining in calendar year 2025 and $12 million in the subsequent calendar year, assuming eligible expenditures are incurred and milestones are met. These anticipated disbursements are linked to our operational spending plan and achieving updated production and sales milestones.

While milestones were previously extended with CEC approval in May 2025, meeting these targets remains heavily dependent on securing sufficient and timely funding. Due to the ongoing uncertainty regarding the timing of necessary capital raises, the Company is currently in discussions with the CEC regarding potential further adjustments to the milestone schedule and requirements. Our ability to meet any milestones, whether current or subsequently revised, and therefore receive the full amount of anticipated grant disbursements, cannot be assured.

Long-Term Cash Requirements

Beyond our immediate capital needs to commence low-volume production, our long-term business plan requires us to raise substantial additional capital for future growth and operational expansion. Our material cash requirements beyond the next 12 months are expected to include, but are not limited to, the following:

●	Scaling to High-Volume Production: We estimate needing $140-$160 million to fully equip our current Carlsbad facility and scale our manufacturing process to achieve our high-volume production target of 20,000 vehicles per year. This includes significant investment in additional automation, assembly line equipment, and quality control systems and is in addition to the $60-70 million necessary to fund the remaining tooling and validation programs mentioned above.
●	Future Manufacturing Capacity: To meet our longer-term production targets that exceed the capacity of our current facility, we will require additional manufacturing capacity. This may involve securing or constructing new, larger facilities, which would represent a material future capital expenditure, the cost and timing of which has not yet been determined.
●	Expansion of Sales and Service Infrastructure: Our direct-to-consumer model will require significant investment to scale nationally. We will need to fund the establishment of regional pre-delivery and service centers, as well as expand our fleet of mobile service vehicles to support our customers and/or form relationships with third party vendors to provide this level of service.
●	Research and Development: To maintain our competitive advantage, we intend to continue investing in research and development. This includes developing future vehicle models, enhancing our proprietary solar and battery technology, and exploring other applications for our technology.
●	Working Capital: As we begin and scale production, our need for working capital will increase significantly. We will require cash to fund raw materials, work-in-process, and finished goods inventory, which will increase substantially as our production volume grows.
●	Public Company Costs: We will continue to incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company.

Our ability to fund these long-term requirements is dependent upon our ability to successfully utilize the ELOC, raise substantial additional capital through future equity or debt financings, and there can be no assurance that the ELOC will provide sufficient capital or that other financing will be available on favorable terms, or at all. Failure to obtain sufficient funding would materially adversely affect our business plan and our ability to continue as a going concern..

As of September 30, 2025, the Company’s total liabilities were $7.7  million. Major existing liabilities include $1.2 million in accrued liabilities, $4.1 million in unearned reservation fees, and $1.7 million in lease liabilities. We also had approximately $4.1 million of purchase commitments as of September 30, 2025, which are generally cancellable. For further details on our commitments, see “Commitments and Contingencies” below.

Equity Issuances

During the nine months ended September 30, 2025, we issued 278,417 shares of Class B Common Stock in connection with Regulation A and Regulation D offerings for total cash proceeds of $11.2 million at a weighted-average price of $40.12 per share.

During the nine months ended September 30, 2025, the Company issued 817 shares of Class B Common Stock to external consultants as compensation for services rendered. The aggregate grant-date fair value of these shares was approximately $36 thousand, based on a weighted-average issuance price of $44.40. The fair value was determined based on the contemporaneous cash sale prices of Class B Common Stock to third-party investors.

Commitment and Contingencies

Leases

As of September 30, 2025, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California under an operating lease agreement that expires April 1, 2027. For the nine months ended September 30, 2025, we recorded $0.8 million of lease expense and expect to record payments of $0.3 million related to this facility for the remainder of the year ending December 31, 2025.

Purchase Orders

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of September 30, 2025, we had approximately $4.1 million in open purchase orders.

Litigation and Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States.

As of the date of this Quarterly Report, the Company is a party to a lawsuit with Zaptera and the Company received subpoena related to the SEC Investigation, as described below.

Zaptera

In August 2024, Zaptera USA, Inc. (“Zaptera”) filed a complaint against Aptera Motors Corp. in U.S. District Court for the Southern District of California. Following amendments and motions to dismiss, Zaptera presently asserts claims against Aptera Motors Corp. and certain associated individuals for design patent infringement, misappropriation of trade secrets, and declaratory judgment of patent ownership. It also asserts breach of contract claims against the individuals, but not the Company itself. Zaptera seeks various remedies, including damages and injunctive relief.

On October 10, 2025, Aptera Motors Corp. and the individual defendants filed their answers and affirmative defenses to Zaptera’s amended complaint. Aptera Motors Corp. intends to vigorously defend this litigation and continues to believe the claims are without merit. However, litigation is inherently uncertain, and an unfavorable outcome could materially harm our business.

SEC Investigation

In January 2025, we received a subpoena for documents from the staff of the SEC related to our securities offerings and the production, design, and manufacture of our vehicles (the “SEC Investigation”). This subpoena is part of the ongoing SEC Investigation. We are cooperating fully with the investigation and are producing documents in response to the subpoena.

The SEC has informed us that the investigation does not mean that it has concluded that anyone has violated the law and that the receipt of the subpoena does not mean that the SEC has a negative opinion of any person, entity, or security. However, we cannot provide any assurances as to the outcome of this investigation or its potential effect, if any, on our Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in internal control over financial reporting described below.

As previously disclosed, during 2023 and continuing into 2024, we identified two material weaknesses in our internal control over financial reporting (“ICFR”):

1.	Accounting for stock-based compensation – deficiencies in the review, approval, and accounting for stock option modifications, which resulted in a restatement of our 2023 financial statements; and
2.	Lack of formalized accounting and financial reporting policies and procedures, which contributed to inconsistent policy application and limited segregation of duties.

We have continued implementing our remediation plans to address these material weaknesses. Actions taken to date include:

●	formalizing management and Board-level review and approval controls for all stock-based compensation modifications;
●	developing and beginning implementation of a comprehensive accounting policies and procedures manual;
●	enhancing segregation of duties and management review processes within the finance function; and

While significant progress has been made, management has not yet completed testing of the operating effectiveness of these new and enhanced controls. Accordingly, the material weaknesses have not been fully remediated, and our disclosure controls and procedures remain not effective as of September 30, 2025. We expect remediation efforts to continue through 2026 as we prepare for management’s first required assessment of ICFR effectiveness under Section 404(a) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors or all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no system can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation and Regulation” under Note 4 of the Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our direct listing filed with the SEC on October 14, 2025. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC for our direct listing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

 Regulation A Offering

From June 30, 2025 to July 26, 2025 (the termination date of this offering), the Company sold 48,400 shares of Class B Common Stock for approximately $2.1 million. Dalmore LLC and/or OpenDeal Broker LLC acted as broker-dealers, receiving aggregate commissions of 1% of the total proceeds. The sales were to retail investors and the proceeds were used for working capital and general corporate purposes.

Regulation D 506(c) Offerings

From June 30, 2025 to August 27, 2025, the Company sold 22,468 shares of Class B Common Stock for approximately $0.7 million to a large number of accredited investors with no material relationship to the Company. The proceeds were used for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.1
3.2	Amended and Restated Bylaws of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.2
4.1	Amendment dated August 27, 2025 to Warrant issued to Amato and Partners, LLC dated November 15, 2024 (FMV Price)	S-1	333-289898	August 27, 2025	4.3
10.1#	Form of Indemnification Agreement	S-1	333-289898	August 27, 2025	10.8
10.2#	Form of 2025 Omnibus Equity Plan	S-1	333-289898	August 27, 2025	10.9
10.3#	Form of Incentive Stock Option Grant Agreement	S-1	333-289898	August 27, 2025	10.10
10.4#	Form of Nonqualified Stock Option Grant Agreement	S-1	333-289898	August 27, 2025	10.11
10.5#	Form of Restricted Stock Unit Award Agreement	S-1	333-289898	August 27, 2025	10.12
10.6#	Employment Agreement with Chris Anthony	S-1	333-289898	August 27, 2025	10.13
10.7#	Employment Agreement with Steve Fambro	S-1	333-289898	August 27, 2025	10.14
10.8#	Interim Chief Financial Officer Engagement Letter	S-1	333-289898	August 27, 2025	10.15
10.9	Share Purchase Agreement, dated as of October 13, 2025, by and between Aptera Motors Corp. and New Circle Principal Investments LLC.	8-K	001-42884	October 14, 2025	10.1
10.10	Registration Rights Agreement, dated as of October 13, 2025, by and between Aptera Motors Corp. and New Circle Principal Investments LLC	8-K	001-42884	October 14, 2025	4.1
10.11#	Employment Agreement, effective October 16, 2025, by and between the Company and Chris Anthony.	8-K	001-42884	October 22, 2025	10.1
10.12#	Employment Agreement, effective October 16, 2025, by and between the Company and Steve Fambro.	8-K	001-42884	October 22, 2025	10.2
10.13#	Engagement Agreement, effective October 16, 2025, by and between the Company and Tom DaPolito.	8-K	001-42884	October 22, 2025	10.3
10.14#	Form of Indemnification Agreement.	8-K	001-42884	October 22, 2025	10.4
10.15#	2025 Omnibus Equity Incentive Plan.	8-K	001-42884	October 22, 2025	10.5
10.16#	Form of ISO Grant Agreement.	8-K	001-42884	October 22, 2025	10.6
10.17#	Form of NSO Grant Agreement.	8-K	001-42884	October 22, 2025	10.7
10.18#	Form of RSU Agreement.	8-K	001-42884	October 22, 2025	10.8
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTERA MOTORS CORP.

Date: November 14, 2025	By:	/s/ Chris Anthony
	Name:	Chris Anthony
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Tom DaPolito
	Name:	Tom DaPolito
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

