Form 10-K
period 2025-12-31
Aptera Motors Corp
filed 2026-03-30
CIK 1786471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-42884

Aptera Motors Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-4079594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5818 El Camino Real Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

(858) 371-3151

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class B Common Stock, par value $0.0001 per share	SEV	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Class B common stock. The registrant’s Class B common stock began trading on The Nasdaq Capital Market on October 16, 2025. Accordingly, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of the registrant’s Class B common stock as of the registrant’s most recently completed second fiscal quarter cannot be determined.

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of March 20, 2026 was 36,597,111.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Aptera Motors Corp.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this annual report with the SEC and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

●	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to maintain future profitability;

●	our plans to raise capital to fund our operations;

●	our business plan and our ability to effectively manage our growth;

●	our ability to compete with well-established competitors and new entrants;

●	our ability to navigate the regulatory environment applicable to our operations and industry;

●	our ability to begin manufacturing our vehicles at scale;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to execute our strategy;

●	beliefs and objectives for future operations;

●	our ability to maintain, protect, and enhance our brand and intellectual property;

●	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;

●	economic and industry trends, projected growth, or trend analysis; and

●	increased expenses associated with being a public company.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

PART I

ITEM 1.	BUSINESS

Overview

Aptera Motors Corp. was formed on March 4, 2019 under the laws of the state of Delaware, and is headquartered in Carlsbad, California. Our principal business is the development, production, and distribution of energy efficient solar-powered, battery-electric vehicles. Our mission is to create the most efficient transportation on the planet, where every journey is powered by the sun.

We have designed the Aptera vehicle to provide up to an estimated 40 miles per day by collecting energy from the sun and storing it in our proprietary battery pack. In optimal sunny locations, our solar, based on internal tests, has the potential to generate over 10,000 miles a year of driving power (with over 1,000 miles generated per month during the summer months). Each vehicle is designed to have over three square meters of embedded solar panels. In addition, we have designed the Aptera vehicle to charge from either a standard home electrical outlet or by using the North American Charging Standard “NACS” connector.

We have designed a Launch Edition Aptera with a targeted range of up to 400 miles of driving on a single charge. Kelley Blue Book reports that the average U.S. driver travels 37 miles daily, with Aptera’s solar charging capability, we expect that many Aptera owners may never need to plug in to charge their vehicle for daily driving.

Since its inception in 2019, the Company has reached numerous key milestones:

Product Execution Milestones:

●	Substantially completed production-intent vehicle design;
●	Established a network of suppliers for future production parts and capital equipment, including strategic relationships for battery pack manufacturing and the supply of battery cells;
●	Built nine drivable prototype vehicles and completed the assembly of our first of several validation vehicles using production-intent parts, which is currently undergoing testing and certification to confirm the reliability of our design prior to entering low-volume production;
●	Initiated our validation vehicle assembly line in Carlsbad, California, validating our “Body in Carbon” (BinC) assembly fixtures and bonding processes;
●	Conducted initial coast-down and aerodynamic testing to gather preliminary real-world data for correlation with our internal simulation models.

Financial and Operational Milestones:

●	Amassed over 49,000 vehicle reservations;
●	Completed a direct listing of our Class B Common Stock on Nasdaq in October 2025;
●	Instituted an Equity Line of Credit (ELOC) allowing us to raise up to $75 million based on certain stock price and volume restrictions;
●	Completed our first follow-on capital raise as a publicly traded company, raising approximately $9 million in gross proceeds in January 2026 followed by an additional $8.1 million from subsequent warrant exercises, including a warrant inducement transaction completed in March 2026;
●	Prior to our direct listing, raised over $147 million in funding from over 19,000 investors;
●	Implemented a variety of internal control and corporate governance protocols as we prepared for our public listing and to scale our business to start of production;

●	Secured grant funding commitments from the California Energy Commission (CEC) to accelerate the development of our solar manufacturing processes, subject to milestone achievement and certain conditions;
●	Created a robust intellectual property portfolio.

Our Advantages

Unlike legacy vehicle manufacturers that are vertically integrated into capital-intensive fabrication—such as steel stamping, engine machining, and complex painting—we have adopted a systems integration approach focused on efficiency. By leveraging validated Tier 1 and Tier 2 automotive components within our proprietary ultra-efficient architecture, we believe we achieve a level of energy efficiency that is difficult to match with traditional vehicle platforms.

Our primary advantage lies in our asset-light assembly strategy. We focus our internal resources on high-value proprietary integration rather than commodity part manufacturing. We believe this provides us with a significant competitive edge in:

●	Reduced Capital Expenditure: By sourcing major sub-assemblies (such as the drivetrain and structural safety cell) from specialized global leaders, we avoid the massive capital expenditures associated with heavy industrial fabrication.

●	Speed to Market: Our modular assembly process, utilizing precision bonding fixtures, allows us to scale production in smaller, flexible increments rather than building monolithic, single-purpose factories.

●	Risk Mitigation: Using “off-the-shelf” automotive-grade components that have already undergone millions of miles of validation allows us to focus our testing and certification resources on our core differentiators: solar and aerodynamics.

While we utilize a global supply chain for physical components, we maintain deep internal expertise and proprietary intellectual property in the key areas that define the Aptera experience:

●	Integrated Solar Technology: Our proprietary automotive-grade solar integration allows for high-efficiency energy capture directly into the high-voltage battery system, providing up to 40 miles of daily range without a grid connection.

●	Advanced Power Electronics: Our in-house developed power conversion systems and Battery Management System logic are specifically optimized for our unique ultra-low-drag vehicle dynamics.

●	Proprietary Vehicle Software: Our centralized vehicle control software manages the unique drive-by-wire and torque-vectoring requirements of our three-wheeled, all-wheel-drive platform.

We believe our “Efficiency First” architecture creates a superior value proposition for the consumer through:

●	Energy Independence: The potential for many owners to satisfy daily driving needs through solar alone, significantly reducing or eliminating fuel and electricity costs.

●	Reduced Maintenance: Our three-wheel design and simplified assembly (using approximately 90% fewer parts than a traditional internal combustion engine vehicle) are expected to result in lower long-term maintenance costs and increased vehicle longevity.

Our Product

We have designed the Launch Edition Aptera to serve as our initial market entry vehicle, featuring a unique combination of ultra-aerodynamics and integrated solar charging. We are targeting the following technical specifications for the Launch Edition:

●	Range: Up to 400-mile range on a single charge.

●	Solar Integration: Approximately 700 watts of embedded solar cells, designed to provide up to 40 miles of solar-generated range per day in optimal conditions.

●	Charging: Equipped for Level 1 and Level 2 AC charging, and compatible with Level 3 DC fast charging via the North American Charging Standard connector.

●	Configuration: Two-passenger seating with 32.5 cubic feet of rear storage capacity.

In addition to these features, our target vehicle specifications include an energy consumption rate of approximately 100 watt-hours per mile. This efficiency is approximately one-third of the current industry average (Source: ev-database.org). We have achieved this through a target curb weight of approximately 2,200 pounds and a specialized “Body in Carbon” (BinC) structural safety cell.

While we previously anticipated completing vehicle validation and commencing low-volume production by the end of 2024, we did not achieve this timeline. This delay was primarily due to the timing of securing necessary capital to fund our supply chain commitments and tooling requirements.

Following our listing on Nasdaq in October 2025 and subsequent capital raises, our current operational focus is on the completion of our validation vehicle program. As of early 2026, we have initiated the assembly of our production-intent validation vehicles. This phase is critical for:

●	Finalizing durability and crash testing;

●	Completing FMVSS, DOT, and EPA certifications; and

●	Refining our final assembly sequences in our Carlsbad, California facility.

We remain committed to commencing low-volume production as soon as possible, with a current goal of delivering the first customer vehicles in 2026. However, our ability to meet this timeline remains strictly dependent on our ability to secure additional financing to transition from the validation phase to full-scale production readiness.

For a detailed discussion of our capital requirements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 1A. Risk Factors — Risks Related to Our Business.

Distribution and Service Plan

We intend to utilize a direct-to-consumer distribution model, a strategy pioneered by other successful electric vehicle manufacturers to maintain brand control, optimize the customer experience, and reduce the capital requirements associated with traditional third-party dealership networks.

Our sales process is designed to be digitally native and community-driven.

●	Direct Sales: We intend to sell our vehicles directly to customers through our website and mobile application, eliminating the inventory holding costs and sales commissions associated with independent dealers.

●	Customer Engagement: We plan to promote our brand through targeted online marketing, community events, and a network of brand ambassadors. Customers will be able to schedule test drives and manage their vehicle configurations directly through our digital platform.

●	Geographic Rollout: We intend to focus many of our initial deliveries within the Southern California market to ensure high levels of customer support and logistical efficiency. We plan to expand into other major U.S. metropolitan areas as we scale our production and service infrastructure.

To support the delivery of our vehicles while minimizing fixed-asset investment, we intend to utilize:

●	Regional Pre-Delivery Warehousing: We plan to utilize leased, capital-light regional fulfillment centers for vehicle final preparation, detailing, and delivery. This approach allows us to scale our footprint dynamically as reservation density increases in specific regions.

●	On Site Pickup and Home Delivery: We intend to allow Launch Edition customers to take possession of their vehicle at our Carlsbad facility. We are also exploring direct-to-home vehicle delivery for our customers, reducing the need for expensive “prime” real estate for traditional showrooms.

Maintaining our vehicles in an efficient, customer-centric manner is a core component of our brand promise.

●	Mobile Service Model: We plan to conduct the majority of routine maintenance and repairs through mobile service technicians who perform “house calls” at the customer’s home or place of business.

●	Over-the-Air Updates: Our vehicle software is designed to receive OTA updates, allowing us to diagnose issues remotely and deploy performance enhancements or bug fixes without requiring a physical service visit.

●	Service Partnerships: For complex repairs or structural work, we intend to establish a network of authorized third-party service partners who meet our specific training and quality standards.

Our Market

The global electric vehicle market has experienced significant growth in recent years. According to Fortune Business Insights, the global EV market was valued at approximately $892 billion in 2025 and is projected to reach $2.1 trillion by 2032.

In the United States, 2025 was the second-best year on record for EV sales, with approximately 1.28 million electric vehicles sold, representing 7.8% of all new vehicle sales. The domestic market experienced significant volatility during the second half of the year; U.S. EV market share reached a record 10.5% in the third quarter as consumers moved forward purchases to utilize federal tax credits prior to their expiration in September. This was followed by a contraction to 5.8% market share in the fourth quarter. Cox Automotive projects EV share to stabilize near 8% in 2026 as infrastructure improves and new, more affordable models enter the market.

Globally, electric vehicle adoption continued to expand in 2025. According to the International Energy Agency, global EV sales surpassed 20 million units in 2025, accounting for approximately one-quarter of all new car sales worldwide. The IEA projects that EV market share will surpass 40% of global car sales by 2030 under current policy settings.

We believe the most successful entities in the U.S. EV market are those that have developed vehicles from the ground up, as opposed to modifying existing vehicle models. We differentiate our product by advancing this methodology, conducting a thorough re-examination of vehicle design to optimize solar energy utilization. This strategic initiative positions our vehicles to address a wider spectrum of the EV market, as they are not contingent on costly charging infrastructure.

Suppliers

Strategic Collaboration with Chery New Energy

We have signed an agreement with Chery New Energy Automobile Co. Ltd. (“Chery”) to form a collaborative relationship for supplying production parts and certain vehicle platforms.

The agreement with Chery provides us access to their established supply chain, which helps streamline our procurement and production process. In addition, we plan to incorporate certain Chery technologies and parts, such as components of their HVAC (Heating, Ventilation, and Air Conditioning) system, into our vehicles. This collaboration aims to accelerate our lead-up to production and drive the advancement of solar mobility. As consideration, we agreed to pay Chery $1 million cash and $5 million in Class B common stock. Additionally, we have a technical services agreement with Chery to assist us with feasibility studies and technical services related to certain vehicle components.

We rely on a network of suppliers for various components of our vehicles, including battery cells, battery management systems, motors, chassis, suspension parts, electrical connectors, sensors, solar cells, and thermal management systems.

Core Propulsion and Battery Partners

To ensure the performance and reliability of our Launch Edition, we have secured relationships with leading global providers for our drivetrain and energy storage systems:

●	High-Efficiency Propulsion: We utilize an integrated “3-in-1” propulsion system sourced from established Tier 1 suppliers. This approach reduces our internal development risk and ensures our drivetrain meets the durability standards of the passenger vehicle market while maintaining the flexibility to optimize component sourcing as we scale.

●	LG Energy Solution and battery Assembly Partners: In early 2025, we entered into a non-binding memorandum of understanding with LG Energy Solution and a third-party engineering partner regarding our future battery supply chain. Under this exploratory framework, we are working toward an arrangement where LG Energy Solution would supply 2170 cylindrical battery cells, while we collaborate with external partners to assist in establishing the battery module and pack production lines within our Carlsbad facility.

Advanced Structural Systems

The Aptera vehicle is built upon a proprietary, ultra-lightweight structural safety cell known as the Body in Carbon (BinC). Our BinC architecture was developed through a strategic engineering collaboration with Mitsubishi Chemical Group, a global leader in advanced carbon fiber and composite materials.

●	Asset Ownership: Aptera retains ownership of the production tooling for its specialized carbon fiber body structure, which supports asset protection and long-term manufacturing continuity.

●	Manufacturing and Validation: We currently utilize a carbon fiber sheet molding compound process to produce our validation vehicle program. We believe this process is ideal for high-precision, production-intent components. As we move toward high-volume production, we continue to evaluate advanced material processes to ensure we meet our targets for scalability, quality, and cost-efficiency.

Electrical Systems and Logistics

●	Yazaki North America: We maintain a relationship with Yazaki, a global Tier 1 supplier, for the engineering and supply of our high-voltage and low-voltage electrical harnesses and connectivity solutions.

●	Foreign-Trade Zone Designation: In February 2026, our Carlsbad assembly facility received foreign-trade zone designation. This allows us to defer, reduce, or eliminate certain customs duties on imported components, significantly improving our long-term gross margin potential and operational efficiency.

Environmental Impact

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are or may become subject govern, among other things, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation, and disposal of hazardous materials; the protection of the environment, natural resources, and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, state, provincial and local level is and will be an important aspect of our ability to continue our operations.

Environmental standards applicable to us are established by United States laws and regulations and those of other jurisdictions in which we operate, standards adopted by regulatory agencies and the permits and licenses we are required to obtain. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties and orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.

Many countries and U.S. states have announced a requirement for the sale of zero-emission vehicles only within proscribed timeframes, some as early as 2030, and we as an EV manufacturer are already able to comply with these requirements across our entire product portfolio as we expand.

When produced at scale, we believe our vehicle will have positive environmental impacts. With the efficiency that we have designed into our vehicle, if one out of every 20 internal combustion engine (“ICE”) vehicles on the road today were replaced with an Aptera vehicle, Americans would save 18 million gallons of gasoline every day or six billion gallons per year (assuming 20mpg ICE vehicle).

Competition

We compete primarily with vehicle manufacturers of passenger vehicles and motorcycles. However, vehicle manufacturers of all types are increasingly devoting more resources to developing hybrid and EVs and some manufacturers are also beginning to include solar components, which could compete directly with us.

Legal and Regulatory Environment

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States.

In August 2024, Zaptera USA, Inc. (“Zaptera”) filed a complaint against Aptera Motors Corp. in U.S. District Court for the Southern District of California, which was amended in February 2025. In June 2025, the Court dismissed a subset of claims and Zaptera filed a Second Amended Complaint on June 26, 2025. The Second Amended Complaint asserts the following claims against Aptera Motors Corp. and a group of individuals associated with Aptera Motors Corp.: design patent infringement; misappropriation of trade secrets; and declaratory judgment of patent ownership. Zaptera also asserts breach of contract against individuals associated with Aptera Motors Corp., but not the company itself. Aptera Motors Corp. and the individual defendants have moved to dismiss the claims for trade secret misappropriation and all claims against the individual defendants.

Zaptera seeks various remedies, including damages and injunctive relief. Aptera Motors Corp. intends to vigorously defend this litigation, believes the claims are without merit. However, litigation is inherently uncertain, and an unfavorable outcome could materially harm our business.

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

We are not aware of any other pending or threatened legal actions that we believe would have a material impact on our business.

Vehicle Safety Standards and Certification Status

Federal Safety Standards and Self-Certification (NHTSA): The Aptera vehicle is classified as a three-wheeled motorcycle under 49 CFR § 571.3 of the National Highway Traffic Safety Administration regulatory framework. Consequently, the vehicle is designed to comply with all applicable Federal Motor Vehicle Safety Standards (FMVSS) for motorcycles.

In accordance with the National Traffic and Motor Vehicle Safety Act, we utilize a self-certification process. We expect to certify that each vehicle complies with all applicable FMVSS in effect on the date of manufacture by affixing a permanent certification label prior to delivery. We are a registered manufacturer with the National Highway Traffic Safety Administration and maintain the authority to issue 17-digit vehicle identification numbers.

Environmental and Efficiency Certification (EPA): The Aptera vehicle produces zero tailpipe emissions. In accordance with Environmental Protection Agency guidance for battery-electric vehicles in our class, we are registering the vehicle with the agency as applicable to our vehicle category. Under this classification, the vehicles are expected to be exempt from certification requirements for exhaust, evaporative, and onboard emissions testing.

State-Level “Autocycle” Classification: While federally regulated as a motorcycle, the majority of U.S. states have adopted “autocycle” classifications for three-wheeled vehicles equipped with a steering wheel and bucket seats. We monitor state-level legislative changes to ensure our distribution strategy aligns with local registration requirements, which typically allow the Aptera to be operated with a standard Class C driver’s license.

Advanced Safety Engineering: We have engineered the Aptera vehicle with the goal of providing safety performance that exceeds federal requirements for its class. Our safety development program, currently being executed with our validation vehicle fleet, focuses on verifying the integrity of our carbon fiber structural safety cell and three-point seatbelt systems. While initial validation vehicles are focused on structural and efficiency testing, production vehicles may incorporate additional automotive-grade safety features as we scale toward high-volume manufacturing.

Employees/Consultants

As of December 31, 2025, we had 46 full-time employees. We currently have an employee stock option plan but no pension, annuity, profit sharing, or similar employee benefit plans, although we may choose to adopt such plans in the future. Our employees are not represented by a labor union and we consider our relationship with them to be satisfactory.

We engage contractors from time to time on an as-needed basis to consult with us on specific corporate affairs, or to perform specific tasks in connection with our business development activities.

Intellectual Property

Our intellectual property is critical to our business, and we rely on a combination of patents, trade secrets, copyrights, and trademarks to protect our core technologies. Our patent portfolio covers key innovations including our electrical CAN/LIN Bus system, aerodynamic shape, solar integration, suspension, battery, HVAC, Body in Carbon, thermal management, and manufacturing techniques.

As of February 28, 2026, our global patent portfolio consists of:

●	Granted Utility Patents: 5 United States utility patents, which are expected to expire between 2042 and 2043.

●	Granted Design Patents: 58 design patents (8 in the U.S. and 50 internationally, including WIPO, Canada, Europe, Japan, and the U.K.), which are expected to expire between 2036 and 2050.

●	Pending Applications: 67 pending patent applications worldwide, of which 32 are pending in the United States.

(Note: Patent expiration dates represent a term of 15 to 25 years from their respective grant or effective filing dates, plus any applicable extensions, and are subject to the payment of ongoing maintenance fees).

Beyond our patent portfolio, we establish and protect our intellectual property rights—including our vehicle cooling methods, process technologies, and vehicle designs—through confidentiality procedures, licensing arrangements, and trade secret laws. We typically require employees, consultants, consumers, and vendors to execute confidentiality and invention assignment agreements to control access to, and establish ownership of, our proprietary technology, software, documentation, and other confidential information.

Properties

Our principal executive offices and primary operational facility are located at 5818 El Camino Real, Carlsbad, California 92008. This facility consists of approximately 77,000 square feet of leased space. The current lease agreement for this facility, as amended in March 2026, expires on March 31, 2028.

This Carlsbad facility currently houses our corporate headquarters, research and development activities, engineering operations, and vehicle prototyping and validation activities. We believe this facility is currently adequate for these ongoing purposes.

A significant portion of this facility is also designated for our planned initial low-volume manufacturing and assembly of the Aptera vehicle. We are in the process of preparing this area with the intention of accommodating initial production runs. We believe this space, once fully equipped and operational, will be suitable for commencing low-volume production and meeting our initial market demand.

As we scale our production to meet broader market demand and our longer-term production targets, we anticipate that we will require additional manufacturing capacity, which may involve expanding our current facility if feasible, or securing or constructing additional manufacturing facilities in the future. Our ability to secure or develop such additional facilities will depend on various factors, including our success in raising future capital.

We do not own any real property.

ITEM 1A.	RISK FACTORS

Our future operating results could differ materially from the results described in this annual report due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in these circumstances, the market price of our securities would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Summary of Risks

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

●	We have not yet generated revenue or profits from continuing operations and may not generate significant revenue or become profitable in the near future.
●	We will require substantial additional capital through equity and debt financings to support our operations, which may be on terms more favorable to new investors and may significantly dilute existing stockholders.
●	We anticipate that revenue will initially be generated from a single vehicle model, creating significant concentration risk if development, production, or market reception is unsuccessful.
●	We rely on a limited number of third-party suppliers, many of which are single-source for custom-designed components, exposing the Company to delivery failures, component shortages, and cost increases, which could have a material adverse effect on our results of operations and financial condition.
●	Tariffs and trade barriers affecting key components and materials could significantly increase costs, disrupt the supply chain, delay production, and impair our ability to meet contractual obligations.
●	Because we have not yet commenced production and have limited experience in high-volume manufacturing, we cannot provide assurance we can develop efficient, low-cost production capabilities.

●	Vehicles may contain defects in design or manufacture, and software may contain errors, which could result in recalls, product liability claims, warranty expenses, and reputational harm.
●	Vehicle reservations are fully refundable and do not constitute binding purchase orders, meaning forecasted revenues may not materialize.
●	Future indebtedness could reduce financial flexibility, require dedication of cash flow to debt service, and subject us to restrictive covenants.
●	We compete with passenger vehicle manufacturers with substantially greater resources, which may impair our ability to compete effectively or obtain necessary capital to fund our operations.
●	We face significant regulatory barriers, including those related to vehicle safety, fuel economy, emissions, and noise control, and any Potential changes to such regulations could impact vehicle design.
●	Our success depends on consumer willingness to adopt energy-efficient, solar-powered vehicles, which is subject to factors including perceptions about performance, alternative technologies, gasoline prices, and government incentives.
●	Changes to federal or state purchase incentive programs could affect market demand at the time vehicles become available for sale.
●	Limited intellectual property protection may cause competitive disadvantage, and ongoing patent infringement litigation may divert resources from business operations.
●	We depend on a small management team of three executives, and the loss of key personnel or inability to hire qualified individuals could materially harm operations.
●	Global recession, inflation, interest rate changes, bank failures, geopolitical events, or other downturns may adversely affect demand and our ability to obtain financing.
●	As a Delaware public benefit corporation, we must balance stockholder financial interests against specific public benefits and other stakeholder interests, which may result in actions that do not maximize stockholder value.
●	We are subject to increased derivative litigation as stockholders owning at least 2% of outstanding stock (or shares worth at least $2 million) may file derivative lawsuits claiming directors failed to balance stockholder and public benefit interests.
●	We do not intend to pay dividends, and investor returns depend entirely on stock price appreciation.
●	Class B common stock carries no voting rights on most matters, limiting investors’ ability to influence corporate decisions.
●	Directors, executive officers, and 5% stockholders hold 83% of voting power through Class A common stock, which limits or precludes Class B stockholders from influencing corporate matters, including elections of directors and change-of-control transactions.
●	Our stock price may be subject to significant fluctuations due to various factors, and securities class action litigation may result.
●	Requirements of the Exchange Act, Sarbanes-Oxley Act, and Nasdaq listing standards impose significant legal and financial compliance costs.
●	Most members of our management team have limited experience managing a public company.
●	We do not currently comply with Nasdaq requirements for a majority-independent board or an audit committee of three independent directors, relying on phase-in provisions.

Risk Related to Our Business

We have a limited operating history upon which you can evaluate our performance, and have not yet generated any profits. Accordingly, our prospects must be considered in light of the risks that any new company encounters.

The Company was incorporated under the laws of the State of Delaware on March 4, 2019, and we have not yet generated any revenue or profits from continuing operations. To date, we have not commenced production of our SEVs. The likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, operation in a competitive industry, and the continued development of our technology and platform. We anticipate that our operating expenses will increase in the near future, and there is no assurance that we will generate significant revenue or become profitable in the near future. You should consider our business, operations and prospects in light of the risks, expenses and challenges faced as an emerging growth company.

Our auditor has issued a “going concern” opinion.

The Company lacks significant working capital and has only recently commenced operations. We expect to incur significant additional costs before significant revenue is achieved. These matters raise substantial doubt about the Company’s ability to continue as a going concern and our existing cash resources are not sufficient to meet our anticipated needs over the next 12 months from the date hereof. During the next 12 months, the Company intends to fund its operations with funds received from public offerings, and additional debt and/or equity financing as determined to be necessary. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

The Company plans to raise significantly more capital and future fundraising rounds, which may include offering equity at a significant discount to the price offered in this offering, which could result in dilution to investors in this offering.

Aptera will need to raise additional funds to finance its operations or fund its business plan. Even if the Company manages to raise subsequent financing or borrowing rounds, the terms of those borrowing rounds might be more favorable to new investors or creditors than to existing investors such as you. New equity investors or lenders could have greater rights to the Company’s financial resources (such as liens over its assets) compared to existing shareholders. Additional financings could also dilute your ownership stake, potentially drastically. See“Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms, or at all.

We have funded our operations since inception primarily through equity and debt financings. We anticipate that we will continue to need to raise additional funds through public offerings of equity or debt, equity, private placements, and strategic partnerships. Our business is capital-intensive, and we expect the costs and expenses associated with our planned operations will continue to increase in the near term. We do not expect to achieve positive cash flow from operations for several years, and may not achieve positive cash flow at all.

Our plan to commence the production of our vehicles and grow our business is dependent upon the timely availability of funds and further investment in design, engineering, component procurement, testing, and the build-out of manufacturing capabilities. In addition, the fact that we have a limited operating history means that we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain, and actual capital requirements may be greater than what we currently anticipate.

If we raise additional funds through further issuances of equity or equity-linked securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to obtain such financing could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, including as a result of inflation, government closures of banks and liquidity concerns at other financial institutions, interest rate changes, global conflicts or other geopolitical events, or investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us.

We anticipate that we will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a limited number of models.

Similar to other passenger vehicle startups, we anticipate that revenue will initially be generated from a single vehicle model and in the foreseeable future will be significantly dependent on a single or limited number of models. We expect to rely on sales from our vehicles, among other sources of financing, for the capital that will be required to develop and commercialize subsequent models. There is no guarantee that the development of any vehicle model will be successful or that we will ever commence production. In the event of any such failure of development or production, or to the extent that production is delayed or reduced, or is not well-received by the market for any reason, our revenue and cash flow would be adversely affected, we may need to seek additional financing earlier than we expect, and such financing may not be available to us on commercially reasonable terms, or at all.

We are dependent on a few suppliers for vehicle components, some of which are single-source due to their unique attributes. The inability or unwillingness of these suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components or to implement or maintain effective inventory management and other systems, processes and personnel to support ongoing and increased production, could have a material adverse effect on our results of operations and financial condition.

We rely and intend to rely on a few third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be custom and purchased by us from a single source. Our limited, and in some cases single-source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for our production. Our third-party suppliers may not be able to meet our required product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide necessary warranties for their products that are necessary for use in our vehicles. Further we are still in the process of negotiating with many of our suppliers, and we have not formalized many of those relationships with binding agreements. Our ability to negotiate these contracts or termination of such relationships could have detrimental effects on our business and slow down our production schedule.

We have been affected by ongoing, industry-wide challenges in logistics and supply chains, such as increased supplier lead times and ongoing constraints of semiconductor supply. We expect that these industry-wide trends may continue to affect the ability of us and our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future, and may result in increased costs. Changes in our supply chain or production needs in order to meet our quality targets and development timelines as well as due to design changes have resulted in cost increases from our suppliers.

Any significant increases in our production may in the future require us to procure additional components in a short amount of time and our suppliers may not ultimately be able to sustainably and timely meet our cost, quality and volume needs, requiring us to replace them with other sources. In many cases, our suppliers provide us with custom-designed parts that would require significant lead time to obtain from alternative suppliers, or may not be available from alternative suppliers at all. If we are unable to obtain suitable components and materials used in our vehicles from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Further, if we are unsuccessful in our efforts to control and reduce supplier costs, our results of operations will suffer. Alternatively, if our production decreases significantly below our projections for any reason, we may not meet all of our purchase commitments with suppliers with whom we have non-cancelable long-term purchase commitments. If we are unable to fully utilize our purchase commitments, there could be a material adverse effect on our results of operations.

Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities and servicing locations and at much higher volumes. In addition, we have not yet begun mass production and servicing vehicles. Accordingly, our ability to scale production and initiate vehicle servicing and mitigate risks associated with these activities has not been thoroughly tested. If we experience logistics challenges, are unable to accurately match the timing and quantities of component purchases to our actual needs, successfully recruit and retain personnel with relevant experience, timely comply with applicable regulations, or successfully implement automation, inventory management and other systems or processes to accommodate the increased complexity in our supply chain and manufacturing operations, it could impair our ability to produce our vehicles on our anticipate timeframe (or at all), which would have a material adverse effect on our results of operations and financial condition.

Tariffs and related trade barriers could materially adversely affect our business, results of operations and financial condition.

Our business is exposed to risks arising from the imposition, expansion, or modification of tariffs and other trade barriers affecting the import or export of key components and materials used in our vehicles. Many of these components and materials are sourced from, or contain content originating in, countries that are currently, or may in the future be, subject to tariffs or other trade restrictions. The global trade environment is highly unpredictable, with tariffs often announced or changed with little advance notice and subject to further modification, suspension, or escalation due to evolving geopolitical factors.

Tariffs can significantly increase our costs, disrupt our supply chain, and create uncertainty in our ability to forecast material requirements or negotiate supply agreements on favorable terms. If tariffs materially increase the cost or limit the availability of components and materials, we may be required to seek alternative suppliers, redesign certain aspects of our vehicles, or absorb higher costs. These actions could be capital-intensive, time-consuming, and operationally disruptive, potentially delaying product launches, disrupting ongoing production, or impairing our ability to meet contractual obligations. Any of these outcomes could materially and adversely affect our business, results of operations, and financial condition. We cannot predict future changes in tariff policies or their impact, and our ability to mitigate these risks may be limited.

We have not yet commenced production of our vehicles and have limited experience in high volume manufacture of our vehicles.

To date, we have not yet commenced production of the Aptera, our initial vehicle model. Given the limited experience, we cannot provide assurance in our capability to develop and implement efficient, automated, low-cost logistics and production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our vehicles. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our commercialization schedules, or to store and deliver parts in sufficient quantities to the manufacturing lines in a manner that enables us to maintain our production ramp curve and rates, or to satisfy the requirements of customers and potential customers. Any failure to develop and implement such logistics, production, quality control, and inventory management processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. We have experienced delays in our timeline for getting to production in the past due to financial constraints, supply chain issues and disruptions, technological challenges and certain regulatory certifications. Such bottlenecks and other unexpected challenges have and may continue to arise as we ramp production of Aptera, and it will be important that we address them promptly while continuing to control our logistics and manufacturing costs. If we are not successful in doing so, or if we experience issues with our logistics and manufacturing process improvements, we could face further delays in establishing and/or sustaining our production ramps or be unable to meet our related cost and profitability targets.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.

Our vehicles or the components installed therein may contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our vehicles will use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our vehicles contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our vehicles such as bi-directional charging or ADAS features take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that we will be able to detect and fix all defects in our products prior to their sale or lease to customers.

Any defects, delays or legal restrictions on vehicle features, or other failure of our vehicles to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. Any such defects or noncompliance with legal requirements could also result in safety recalls. As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our vehicles.

In addition, even if our vehicles function as designed, we expect that the battery efficiency, and hence the range, of our electric vehicles, like other electric vehicles that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit vehicles’ battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease our vehicles’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that we will be able to improve the performance of our battery packs, or increase our vehicles’ range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase our vehicles and negatively impact our brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.

Vehicle reservations may not result in actual sales, and because all reservations are fully refundable, our forecasted revenues and cash flows could be adversely affected.

We accept refundable vehicle reservations from prospective customers as an expression of interest in purchasing a vehicle. These reservations do not constitute binding purchase orders or other commitments to buy, and each reservation is fully refundable. As a result, the aggregate number of reservations should not be interpreted as an indicator of demand that will ultimately translate into completed vehicle sales. If a significant number of reservation holders elect not to purchase a vehicle, our forecasted revenues and cash flows could be material lower than we currently anticipate.

The Company operates in a capital-intensive industry.

The design, manufacture, sale and servicing of vehicles is a capital-intensive business. We will need to raise additional capital. We will need to raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund ongoing operations, continue research, development and design efforts, establish sales centers, improve infrastructure, and make the investments in tooling and manufacturing equipment required to launch our vehicle. We cannot assure you that we will be able to raise additional funds when needed, in which case we will cease operating and you may lose your entire investment. Additional financings could also dilute your ownership stake, see “Item 1A. Risk Factors - Risks Related to our Business - The Company plans to raise significantly more capital and future fundraising rounds, which may include offering equity at a significant discount to the price offered in this offering, which could result in dilution to investors in this offering.”

We may incur indebtedness in the future which could reduce our financial flexibility and adversely impact our operations and our costs.

We may incur debt in the future, which could materially and adversely impact our business, results of operations, and financial condition. A high level of indebtedness could require us to dedicate a substantial portion of our cash flow to service principal and interest payments, thereby reducing the funds available for working capital, capital expenditures, and other general corporate purposes. This could limit our financial flexibility and our ability to respond to changing business and economic conditions.

Our indebtedness may also subject us to restrictive covenants that limit our ability to incur additional debt, grant liens, pay dividends, make investments, or dispose of assets. These restrictions could impair our ability to pursue business opportunities, respond to market conditions, or execute our strategic objectives.

If we are unable to generate sufficient cash flow to meet our debt service obligations, we may be forced to seek additional financing, refinance existing debt, or sell assets, any of which may not be available on favorable terms, if at all. In the event of a default under any loan agreement, the lender could declare all outstanding principal, accrued interest and fees immediately due and payable and could foreclose on any collateral pledged to secure the indebtedness. An acceleration of indebtedness could force us to seek bankruptcy protection, consummate a restructuring on terms that are dilutive or otherwise unfavorable to stockholders, liquidate our assets at distressed prices or undertake other actions that could have material adverse effect on our business, results of operations and financial condition.

Aptera operates in a highly competitive market.

The Company competes with many other passenger vehicle manufacturers that have substantially greater resources than the Company. Such competition may result in the Company being unable to compete effectively, recruit or retain qualified employees or obtain the capital necessary to fund the Company’s operations and develop its vehicles. The Company’s inability to compete with other passenger vehicle manufacturers for a share of the energy efficient vehicle market or the traditional passenger-vehicle market would have a material adverse effect on the Company’s results of operations and business.

We face significant technological and legal barriers to entry.

We face significant barriers as we attempt to produce our vehicle. Our vehicle specifications - including estimated range, acceleration, charging time, solar charging capacity, and other performance metrics - are based on a combination of simulated computer and other models and prototype testing. As we progress through testing and validation of our vehicle design, we may identify design changes necessary for safety, manufacturability, cost, or other reasons that could negatively impact these expected performance metrics.

Until validation and testing are complete, there is significant uncertainty as to whether our vehicles will meet the performance specifications we have disclosed. Any failure to achieve these metrics in our final production models could harm our reputation, affect customer satisfaction and demand, and have a material adverse effect on our business and prospects.

The Company is in the process of validating its vehicle design, and purchasing the tools and equipment needed to convert into the production stage. Our start date for production is uncertain and highly dependent on our ability to raise capital; however, we expect there will often be significant changes required from the prototypes to a vehicle that can be mass produced. Further, we operate in a capital intensive business and will need adequate funding to accomplish our goals. For instance, we have experienced production delays in the past due to: financial constraints, specifically we have not raised capital in the large blocks of capital required to fully fund our tooling, validation program and manufacturing facility; supply chain issues and disruptions, particularly during the time of the COVID pandemic and immediately thereafter; technological challenges which, in prototype testing, have caused us to redesign or find alternate suppliers for certain components of our vehicle; and certain regulatory requirements that we must meet for our vehicle to obtain safety certifications. For these reasons, though we originally anticipated production would begin in 2021, and we have had to reset our expectations several times, and there can be no assurance that we will ever advance into production. The automobile industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements and establishing a brand name and image and the need to establish sales and service locations. We must successfully overcome these and other manufacturing and legal barriers to be successful.

Our success is dependent upon consumers’ willingness to adopt energy-efficient, solar-powered vehicles.

If we cannot develop sufficient market demand for energy-efficient, solar powered vehicles, we will not be successful. Factors that may influence the acceptance of three-wheeled vehicles include:

●	perceptions about battery life, range and other performance factors;

●	the availability of alternative fuel vehicles, including plug-in hybrid electric and all-electric vehicles;

●	improvements in the fuel economy of the internal combustion engine;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline; and

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of transportation.

Developments and improvements in alternative technologies such as hybrid engine or full electric vehicles, or in the internal combustion engine, or continued low retail gasoline prices may materially and adversely affect the demand for our energy-efficient, solar-powered vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways that we do not currently anticipate. If alternative energy engines or low gasoline prices make existing vehicles less expensive to operate, we may not be able to compete with manufacturers of such vehicles.

Our vehicles face several regulatory hurdles.

Our vehicles will need to comply with many governmental standards and regulations relating to vehicle safety, fuel economy, emissions control, noise control, and vehicle recycling, among others. In addition, manufacturing facilities are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Compliance with all of these requirements, though most are self-certified, may delay our production launch, thereby adversely affecting our business and financial condition.

Passenger vehicles, like those produced by the Company, are highly regulated and are subject to regulatory changes.

The Company is aware that the National Highway Transportation Safety Administration is reviewing whether to adopt new safety regulations pertaining to three-wheeled passenger vehicles. Currently, US motorcycle regulations apply to such vehicles. New regulations could impact the design of our vehicles and our ability to produce those vehicles, possibly negatively affecting our financial results. Additionally, state level regulations are inconsistent with regard to whether a helmet is required to operate one of our vehicles. While the vast majority of states today would not require a helmet or motorcycle license to operate our vehicle, states could adopt regulations in the future to require helmets to operate our vehicle, which could negatively impact our sales prospects.

Demand in the passenger vehicle industry is highly volatile.

Volatility of demand in the passenger vehicle industry may materially and adversely affect our business prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new start-up manufacturer, we will have fewer financial resources than more established vehicle manufacturers to withstand changes in the market and disruptions in demand.

We may be affected by uncertainty over government purchase incentives.

Various state and federal programs offer purchase incentives for electric vehicles, such as tax credits or rebates, that could influence customer adoption of our products. Although we do not currently benefit from such incentives, changes to existing programs or the failure to implement new ones could affect market demand at the point at which our vehicles are available for sale. Our inability to capitalize on purchase incentives may slow adoption and negatively impact our potential for revenue growth.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

After we begin selling products, we may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The passenger vehicle industry experiences significant product liability claims and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which could have material adverse effect on our brand, business, prospects and operating results. Any lawsuit seeking significant monetary damages either in excess of our liability coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Limited intellectual property protection may cause us to lose our competitive advantage and adversely affect our business.

While we rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality procedures, and licensing arrangements to protect our core technologies—including our electrical CAN/LIN Bus system, aerodynamic shape, solar integration, and manufacturing techniques—these measures may not be sufficient. We typically enter into confidentiality or license agreements with employees, consultants, consumers and vendors to control access to and distribution of technology, software, documentation and other information.

However, policing unauthorized use of this technology is difficult, and the steps taken may not prevent misappropriation of the technology. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. Such litigation could cause us to incur substantial costs and divert resources away from daily business, which in turn could materially adversely affect the business.

There is currently pending litigation against the Company.

We are subject to a patent infringement suit filed in August 2024, see “Item 1. Business- Legal and Regulatory Environment.” The Company intends to vigorously defend these claims. While the Company believes these claims to be without merit, the Company’s obligation to litigate or otherwise fight these matters may take time, effort, and resources away from the Company that might otherwise be used in pursuit of furthering its business plan. Such a diversion of our limited resources could result in further delays to commencing production and our production goals. Further, if the Company were to lose on the merits, in addition to the financial and resource costs of litigation, the Company may be subjected to monetary damages, which could have a material adverse effect on the Company’s results of operations and business.

The Company is aware that it is the subject of an investigation from the Securities and Exchange Commission.

In January 2025, the Company received a subpoena for documents from the staff of the Securities and Exchange Commission related to the Company’s securities offerings and production, design, and manufacture of its vehicle relevant to an ongoing investigation (the “SEC Investigation”). The Company is cooperating with the investigation and intends to produce documents in response. The Securities and Exchange Commission informed the Company that its investigation does not mean that it has concluded that anyone has violated the law and that receipt of the subpoena does not mean that the Securities and Exchange Commission has a negative opinion of any person, entity, or security. The Company, however, can offer no assurances as to the outcome of this investigation or its potential effect, if any, on the Company.

Responding to the subpoena, and any subsequent inquiries or legal proceedings, will require the dedication of management’s time and attention and may result in the incurrence of significant expenses, including legal, accounting, and other professional services fees. The Company cannot predict the outcome of the investigation. While the Company is cooperating fully, the possibility exists that the investigation could lead to legal proceedings. Such proceedings, if they occur, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. While we are not currently engaged in any material intellectual property litigation, in the future we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

●	pay substantial damages;

●	cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

●	expend significant resources to develop or acquire non-infringing intellectual property;

●	discontinue processes incorporating infringing technology; or

●	obtain licenses to the infringing intellectual property.

We cannot assure you that we would be successful in any such development or acquisition or that any such licenses would be available upon reasonable terms, if at all. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

The Company’s insurance may not be sufficient.

There can be no assurance that the Company’s insurance is sufficient to cover the full extent of all of its losses or liabilities for which the Company is insured. Further, insurance policies expire annually, and the Company cannot guarantee that it will be able to renew insurance policies on favorable terms, or at all. In addition, if the Company sustains significant losses or makes significant insurance claims, or if other entities in its industry or the geographic regions in which it operates sustain significant losses or make substantial claims that impact the insurance market, the Company’s ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If the Company’s insurance coverage is not adequate, or it becomes subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by their employees, this could adversely affect the Company’s financial condition or results of operations.

Aptera depends on a small management team and may need to hire more people to be successful.

The success of the Company will greatly depend on the skills, connections and experiences of its executive team. As of the date of this annual report, the Company’s executive team is comprised of three executives, Chris Anthony (Co-CEO), Steve Fambro (Co-CEO) and Tom DaPolito (Interim CFO). Should any of them discontinue working for the Company, there is no assurance that the Company will continue. Additionally, Mr. DaPolito’s engagement agreement as Interim CFO has a term of one year and will expire in October 2026. There is no guarantee he will continue as Interim CFO of the Company after this term concludes. Further, as the Company grows, the Company will need to build out its management team and hire individuals to perform certain functions. There is no assurance that the Company will be able to identify, hire and retain the right people for the various key positions.

The Company relies on outside parties to provide technological and manufacturing expertise.

The Company has relied upon consultants, engineers and others and intends to rely on these parties for technological and manufacturing expertise. Substantial expenditures are required to develop and produce energy efficient, solar-powered automobiles. If such parties’ work is deficient or negligent or is not completed in a timely manner, it could have a material adverse effect on the Company.

A global economic recession, government closures of banks and liquidity concerns at other financial institutions, or other downturn may have a material adverse impact on our business, prospects, results of operations and financial condition.

A global economic recession or other downturn, whether due to inflation, global conflicts or other geopolitical events including public health crises, interest rate increases or other policy actions by major central banks, government closures of banks and liquidity concerns at other financial institutions, or other factors, may have an adverse impact on our business, prospects, financial condition and results of operations. Adverse economic conditions as well as uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel their reservations and orders in response to higher interest rates, availability of consumer credit, decreased cash availability, fluctuations in foreign currency exchange rates, and weakened consumer confidence. Reduced demand for our products may result in difficulty in selling our securities, which has been our primary source of funding to date, which in turn would have a material adverse impact on our business, prospects, financial condition and results of operations. An economic downturn is likely to have a heightened adverse effect on us compared to many of our electric vehicle, motorcycle and traditional automotive industry competitors, to the extent that consumer demand is reduced in favor of lower-priced alternatives. In addition, any economic recession or other downturn could also cause logistical challenges and other operational risks if any of our suppliers, sub-suppliers or partners become insolvent or are otherwise unable to continue their operations, fulfill their obligations to us, or meet our future demand.

In addition, the deterioration of conditions in global credit markets may limit our ability to obtain external financing to fund our operations and capital expenditures on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure, and we might not have sufficient resources to conduct or support our business as projected, which would have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to Our Existence as Public Benefit Corporation

Our status as a public benefit corporation may not result in the benefits that we anticipate.

We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation, we will be required to balance the financial interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits set forth in our Amended Charter. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized.

Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we will be required to disclose to stockholders a statement at least biennially as to our promotion of the public benefit identified in our Amended Charter and of the best interests of those materially affected by our conduct and such statement shall include, among other things, our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this statement, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, or we fail to make progress towards our specific public benefit purpose, our reputation and status as a public benefit corporation may be harmed.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct, and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

●	we may choose to revise or implement policies in ways that we believe will be beneficial to our stakeholders, including suppliers, employees, and local communities, even though the changes may be costly;

●	we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve even though there is no immediate return to our stockholders; and

●	in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of our stakeholders, including suppliers, employees, and local communities, whose interests may be different from the interests of our stockholders.

Our directors have a fiduciary duty to consider not only our stockholders’ pecuniary interests, but also our specific public benefit and the best interests of stakeholders materially affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ pecuniary interests, but also the Company’s specific public benefit and the best interests of stakeholders materially affected by the Company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least 2% of its outstanding capital stock or, upon the completion of our listing, the lesser of such percentage or shares of at least $2 million in market value) are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Such derivative actions would be subject to the Company’s exclusive forum provision requiring derivative lawsuits to be heard in the Delaware Chancery Court or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Any such derivative litigation may be costly and have an adverse impact on our business operations, financial conditions, and results of operations.

Risks Related to Ownership of our Class B Common Stock

We do not intend to pay dividends on our capital stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class B common stock.

We have never declared or paid any cash dividend on our capital stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in the Class B common stock will depend upon any future appreciation in their value. There is no guarantee that the Class B common stock will appreciate in value or even maintain the price at which you purchased them or have any value at all.

The Class B common stock has no voting rights.

We are registering for resale shares of our Class B common stock, which are non-voting and do not carry any voting rights on matters submitted to stockholders, except as required by Delaware law. Only holders of our Class A common stock have voting rights. As a result, investors purchasing Class B common stock in this offering will have no ability to influence most corporate decisions and will have significantly less influence over our affairs compared to holders of our Class A common stock.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to our listing, including our directors, executive officers, and 5% stockholders who hold in the aggregate 83% of the voting power of our capital stock following the registration and listing of our Class B common stock on Nasdaq, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock is non-voting. As of December 31, 2025, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held 97% of the voting power of our capital stock. Because of dual class structure, the holders of our Class A common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until such time as there are no longer any outstanding shares of Class A common stock and/or holders of our voting stock amend our certificate of incorporation to allow for a vote. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class A common stock will generally result in those shares converting to Class B common stock, subject to limited exceptions, such as certain permitted transfers, including certain transfers to family members, trusts solely for the benefit of the stockholder or their family members, affiliates under common control with the stockholder, and partnerships, corporations, and other entities exclusively owned by the stockholder or their family members, or permitted by our Board, in each case as fully described in our Amended & Restated Certificate of Incorporation (our “Amended Charter”). The conversion of Class A common stock to Class B common stock will have the effect, over time, of increasing the relative voting power of those holders of Class A common stock who retain their shares in the long term.

Our Amended Charter contains exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended Charter, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware, or to the extent the Court of Chancery does not have jurisdiction, the federal district court of the District of Delaware, will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Amended Charter; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our Amended Charter will provide that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a federal forum provision”. Our decision to adopt a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the federal forum provision should be enforced in a particular case, application of the federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Delaware law and provisions in our Amended Charter and Bylaws could make a merger, tender offer, or proxy contest difficult or more expensive, thereby negatively impacting the trading price of our Class B common stock.

Provisions in our Amended Charter and our Bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our Company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our Amended Charter and Bylaws include provisions that:

●	our Amended Charter provides for a dual class capital structure. As a result of this structure, our Co-CEOs, Chris Anthony and Steve Fambro have the ability to control all stockholder decisions. This includes the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that other stockholders may view as beneficial;

●	our board of directors has the right to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	our Amended Charter prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect directors; and

●	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Any provision of our Amended Charter, Bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class B common stock.

The uncertainty associated with the fact that few companies have undertaken direct listings to date may lead to increased volatility and pricing challenges for our Class B common stock.

Few companies have conducted direct listings, and the direct listing process we undertook is relatively novel. The absence of a traditional underwritten offering may contribute to a less orderly market for our Class B common stock, resulting in increased volatility in the trading price and potential difficulties in achieving a stable market price. Unlike a traditional initial public offering, there was no firm-commitment underwritten offering to help inform efficient and sufficient price discovery. Consequently, the public price of our Class B common stock may be more volatile than it would be if shares were initially listed in connection with a firm-commitment underwritten initial public offering. In addition, the trading volume and price of shares of our Class B common stock may be more volatile and subject to greater fluctuations due to the direct listing method.

Market volatility may affect the value of an investment in our Class B common stock and could subject us to litigation.

Electric vehicle companies have historically experienced high levels of stock price volatility. The price of our Class B common stock also could be subject to wide fluctuations in response to the risk factors described in this annual report and others beyond our control, including:

●	the number of shares of our Class B common stock and Class A common stock publicly owned and available for trading;

●	actual or anticipated fluctuations in our financial condition, operating results and other operating and non-GAAP metrics;

●	our actual or anticipated operating performance and the operating performance of our competitors;

●	changes in the projected operational and financial results we provide to the public or our failure to meet those projections;

●	any major change in our board of directors, management, or key personnel;

●	the economy as a whole and market conditions in our industry;

●	rumors and market speculation involving us or other companies in our industry;

●	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;

●	lawsuits threatened or filed against us;

●	other events or factors, including pandemics, war, incidents of terrorism, or responses to these events; and

●	sales or expected sales of our Class B common stock by us, and our officers, directors, and principal stockholders.

Moreover, to the extent the trading value of our Class B common stock diverge, holders of our Class B common stock may engage in hedging and other activities which could result in additional volatility in the price of our Class B common stock and could result in significant declines in the price of our Class B common stock. There will likely be more ability for such investors to short our Class B common stock in early trading than is typical for a traditional underwritten public offering given increased availability of our Class B common stock on the trading markets in part due to the lack of contractual lock-up agreements or other restrictions on transfer. To the extent that there is a lack of awareness among retail investors, such lack of awareness could reduce the value of our Class B common stock and cause volatility in the public trading price of our Class B common stock.

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class B common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class B common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class B common stock to decline.

In addition to the supply and demand and volatility factors discussed above, sales of a substantial number of shares of our Class B common stock into the public market, particularly sales by our Co-CEOs, directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class B common stock to decline. None of our securityholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

The dual class structure of our common stock may adversely affect the trading market for our Class B common stock.

Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class B common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class B common stock. Any exclusion from stock indices could result in a less active trading market for our Class B common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class B common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class B common stock and trading volume could decline.

The trading market for our Class B common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have control over these securities analysts. If industry analysts do not cover us or cease coverage of us, the trading price for our Class B common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class B common stock or publish inaccurate or unfavorable research about our business, our Class B common stock price would likely decline. If one or more of these analysts cease coverage of us or cannot publish reports on us regularly, demand for our Class B common stock could decrease, which might cause our Class B common stock price and trading volume to decline.

We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class B common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our first public equity sale; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in this annual report. We cannot predict if investors will find our Class B common stock less attractive if we rely on these exemptions. If some investors find our Class B common stock less attractive as a result of these decisions, there may be a less active trading market for our Class B common stock and the price of our Class B common stock may be more volatile.

Risks Related to Being a Public Company

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2026.

During the year ended December 31, 2023, and continuing into 2024, we identified two material weaknesses in our internal control over financial reporting (ICFR).

The first material weakness relates to accounting for stock-based compensation, primarily regarding 2023 stock option modifications. This led to a restatement of our 2023 financial statements. This weakness stemmed from deficient controls over accounting, review, and approval of equity modifications. Our remediation plan includes formalizing review and approval policies for all option modifications by senior management and our board of directors, and requiring timely review and approval of related accounting by qualified personnel.

The second material weakness relates to a lack of formalized accounting and financial reporting policies and procedures. This deficiency contributed to inconsistent policy application, error risk, and segregation of duties limitations. To remediate this, we are developing a comprehensive accounting and financial reporting policies and procedures manual to document policies, procedures, controls, and responsibilities.

We are undertaking these remediation efforts to improve our ICFR and disclosure controls and procedures to meet Sarbanes-Oxley Act standards. These efforts are expected to require significant financial resources and management oversight.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price.

The new rules and regulations applicable to public companies, as well as the documented increase in securities-related litigation brought against recently public entities, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage.

Management identified certain material weaknesses relating to stock-based compensation accounting and a lack of formalized accounting and financial reporting policies and procedures, resulting in the Company not maintaining effective internal controls over financial reporting as of the years ended December 31, 2025 and 2024

Management identified certain material weaknesses relating to stock-based compensation accounting and a lack of formalized accounting and financial reporting policies and procedures, resulting in the Company not maintaining effective internal controls over financial reporting as of the years ended December 31, 2025 and 2024. As a result, the Company has not maintained effective internal controls over financial reporting as required for a public company. The resulting material weaknesses relate to deficient controls over accounting, review and approval of equity modifications. Additionally, it was concluded that we had inadequate controls over the management information systems related to program changes, segregation of duties, and access controls. As a result, it would be possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by these information technology systems could be adversely affected due to the lack of operating effectiveness of information technology controls. The failure to establish effective internal controls could result in improperly accounting for transactions accurately, reliability in compiling financial information, and could significantly impair our ability to prevent error and detect fraud.

We have previously restated our financial statements and may be required to restate our financial statements in the future, which could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities.

During the preparation of our financial statements for the year ended December 31, 2024, we identified certain errors in the accounting for stock-based compensation expense related to modifications of stock option awards granted to certain departing employees, executives, and board members in 2023 and 2024. Specifically, we had modified the post-termination exercise period for these awards, extending the period during which these individuals could exercise their options after leaving the Company. These modifications resulted in additional stock-based compensation expense that was not properly recorded in the prior periods. As a result, we restated our previously issued financial statements for the year ended December 31, 2023. We continue to refine our accounting policies, procedures and systems and there can be no assurance that additional material weaknesses will not be identified in the future or that previously issued financial statements will not require further correction. If we discover new accounting errors or determine that additional adjustments are necessary, we may be obligated to restate our historical financial statements.

Restatements frequently provoke heightened scrutiny from the SEC, the Public Company Accounting Oversight Board, other federal or state regulatory authorities and Nasdaq. Regulatory inquiries or investigations typically consume significant management attention, require substantial legal and accounting expenditures, and may result in enforcement proceedings, monetary penalties or mandated changes to our governance and controls. Restatements also may result in litigation, including class actions and stockholder derivative suits, which can be costly to defend and, if resolved unfavorably, impose damages or injunctive relief that could restrict our operations. The announcement of a restatement may erode investor confidence in the reporting financial information, reduce trading liquidity and increase stock price volatility and cause the trading price of our securities to decline. Any of these risks could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B common stock.

We are not currently in compliance with Nasdaq’s requirements for a majority-independent board and an audit committee composed of three independent directors, which could create additional risks until we achieve compliance.

Nasdaq listing standards require, among other things, that a majority of the members of our board of directors be independent and that our audit committee consist of at least three independent directors. Our board currently consists of four members, two of whom are independent under Nasdaq rules, and both of whom will serve on our audit committee. As a result, we do not currently comply with the Nasdaq requirement that a majority of our board be independent or that our audit committee be composed of three independent directors.

We are relying on the phase-in provisions of Nasdaq Rule 5615, which permit a company listing in connection with its initial public offering to have up to one year from the date of listing to achieve compliance with these requirements. During this period, our board and audit committee will not have the full complement of independent directors required by Nasdaq rules. Until we add an additional independent director, our board and audit committee may not provide the same degree of oversight as boards and committees that fully comply with Nasdaq’s independence requirements. This could make it more difficult for us to adequately oversee our management and accounting functions, and could adversely affect investor confidence in our corporate governance and financial reporting. In addition, failure to timely comply with Nasdaq’s independence requirements within the allowed phase-in period could result in Nasdaq delisting our securities, which would adversely affect the liquidity and market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We utilize a primarily outsourced information technology and cybersecurity model, engaging specialized third-party service providers to manage our digital infrastructure, network security, and cloud-based engineering environments. Our cybersecurity risk management strategy is focused on the oversight of these partners and is integrated into our broader enterprise risk management framework through the following processes:

●	Third-Party Managed Services Oversight: We rely on established Managed Service Providers (MSPs) to monitor and administer our technical defenses, including firewalls, encryption, and multi-factor authentication. We maintain regular communication with these providers to review system health, vulnerability scans, and potential threat intelligence. In addition, our team implements and maintains an internally managed on-premises network environment that supports secure and reliable operations. This includes the configuration, monitoring, and ongoing management of core network infrastructure such as firewalls, routers, and switches. All core business systems are cloud-hosted SaaS platforms, and no business-critical applications or material corporate data reside in on-premises infrastructure. This approach reduces cyber risk exposure by maintaining corporate data and business systems within enterprise-grade cloud environments rather than on local infrastructure. We exercise vendor-management oversight of these cloud service providers, including diligence of their cybersecurity controls, contractual requirements relating to security and data protection, and ongoing performance monitoring.

As of December 31, 2025, we have not identified any cybersecurity threats or previous incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Governance

Executive Team Oversight

The executive team, maintains oversight of risks from cybersecurity threats. The Audit Committee receives periodic updates from management regarding the performance and security posture of our primary IT service providers and the results of any high-level risk assessments or third-party audits.

Management’s Role and Expertise

Management is responsible for the ongoing oversight of our outsourced cybersecurity functions.

●	Accountability: The Head of Employee Experience serves as the primary executive responsible for the oversight of our third-party IT and cybersecurity relationships. In this capacity, the Head of Employee Experience monitors service-level agreements and ensures that cybersecurity risks are considered in our financial and operational planning.

●	Monitoring Processes: Our management team meets regularly with our outsourced IT partners to discuss network security, system updates, and any identified vulnerabilities. We utilize these briefings to assess the effectiveness of our providers’ prevention and detection efforts.

ITEM 2.	PROPERTIES

Our principal executive offices and primary operational facility are located at 5818 El Camino Real, Carlsbad, California 92008. This facility consists of approximately 77,000 square feet of leased space. The current lease agreement for this facility, as amended in March 2026, expires on March 31, 2028.

This Carlsbad facility currently houses our corporate headquarters, research and development activities, engineering operations, and vehicle prototyping and validation activities. We believe this facility is currently adequate for these ongoing purposes.

A significant portion of this facility is also designated for our planned initial low-volume manufacturing and assembly of the Aptera vehicle. We are in the process of preparing this area with the intention of accommodating initial production runs. We believe this space, once fully equipped and operational, will be suitable for commencing low-volume production and meeting our initial market demand.

As we scale our production to meet broader market demand and our longer-term production targets, we anticipate that we will require additional manufacturing capacity, which may involve expanding our current facility if feasible, or securing or constructing additional manufacturing facilities in the future. Our ability to secure or develop such additional facilities will depend on various factors, including our success in raising future capital.

We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class B common stock trades on The Nasdaq Capital Market under the symbol “SEV.”

Holders of Record

As of March 20, 2026, we had 16,330 holders of record of our Class B common stock. The actual number of holders of our Class B common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. Our obligation to pay a dividend on our Class A common stock or Class B common stock is subject to our board of directors declaring such a payment. We are not obligated to pay any dividends on our Class A common stock or Class B common stock and we currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for additional information.

Unregistered Sales of Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

Aptera Motors Corp. is a public benefit corporation and development stage company focused on the development and commercialization of solar electric vehicles. In October 2025, the Company completed a direct listing of its Class B common stock on The Nasdaq Capital Market.

The Company has not commenced production or generated any revenue from the sale of its products. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company obtaining additional financing and ultimately achieving profitable operations. To that end, in November 2025, we established an equity line of credit (“ELOC”) as a mechanism to incrementally access capital. We successfully utilized this ELOC between mid-November 2025 and January 2026 to raise approximately $3.0 million. Furthermore, during the first quarter of 2026, we successfully raised an aggregate of approximately $17.1 million in gross proceeds, consisting of $9.0 million from a follow-on public offering in January 2026 and an additional $8.1 million from subsequent warrant exercises, including a warrant inducement transaction completed in March 2026. This management’s discussion and analysis discusses the Company’s progress to date, its challenges, and its plans for the future, but should be read in conjunction with the consolidated financial statements and accompanying notes.

Aptera was formed as a Delaware corporation on March 4, 2019, and transitioned to a Delaware public benefit corporation in October 2025, for the purpose of engaging in the production of energy-efficient, solar-powered vehicles. We first began accepting $100 reservations for our vehicle in December 2020 and as of December 31, 2025, we had approximately 49,000 reservation holders. We conducted two promotional programs that allowed investors to reserve priority reservations for initial customer vehicles. Under the first program, which ran from January 2023 through January 2024, the initial 2,000 delivery positions were offered through an auction process, resulting in an average investment exceeding $20,000 per position. Under the second program, which was conducted from April to August 2025, an additional 1,000 delivery positions were made available to investors making minimum investments of $5,000. We have not delivered any products to customers and have not recognized any revenue from the sale of vehicles.

During the past three years, we engaged with strategic partners to supply validated production parts, and we are currently executing our validation vehicle program. While we require substantial capital to commence commercial production, core physical assets—including our proprietary Body in Carbon (BinC) structural tooling and automated transport systems—are physically on-site and undergoing final engineering assessments. Alongside efforts to secure necessary financing, our current operational focus remains on completing this validation and durability testing process to ensure the reliability of our production-intent design. Our marketing team is expected to engage with the public to educate them on our brand proposition, expand our reservation backlog, and optimize our initial production mix. As a result of these activities, the Company expects to continue to experience increased spending on production equipment and tooling.

Our production timeline has evolved and remains heavily dependent on our ability to secure sufficient capital in substantial tranches. This shift to larger funding rounds is necessary to allow us to place large-scale purchase orders and fulfill supplier commitments for our finalized production tooling. Our production plan for our Carlsbad facility is phased. The initial “low-volume” production phase requires an estimated $45 million to 50 million in capital to fund the remaining necessary tooling and validation programs. Following the initiation of low-volume production, a second phase to ramp to high-volume production (a target rate of approximately 20,000 vehicles per year, which we believe is our current facility’s maximum capacity based on consultations with Munro & Associates) would require an estimated additional $140 million to $160 million. Until the necessary funding for a given production phase is secured, we are unable to predict if and when that phase of production will commence, and our previously anticipated timelines are no longer indicative of our current expectations.

Commencing production also depends on key factors beyond funding, including:

●	Availability of resources: Production is contingent on the availability of materials, components, manufacturing facilities, and an uninterrupted supply chain.

●	Addressing technical challenges: We may encounter further technical challenges during our validation programs that require redesign, mechanical modification, or alternative sourcing of components.

●	Meeting regulatory requirements: We must meet all necessary safety and regulatory requirements to certify our vehicles.

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

We are actively working to address these challenges through our direct listing, recent capital raises, and utilization of our ELOC (subject to lock-up periods and facility limitations). We will provide further updates on our progress as we achieve significant milestones. However, we cannot assure you that we will be successful in securing the remaining necessary funding, overcoming technical challenges, or meeting regulatory requirements on a timely basis, or at all.

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

Results of Operations

Comparison of the results of operations for the years ended December 31, 2025 and December 31, 2024

General, Selling and Administrative Expenses

(in thousands)	For the year ended December 31,
	2025	2024	$ Change	% Change
Share-based compensation	$16,922	$11,302	$5,620	50%
Corporate and overhead expenses	9,673	8,629	1,044	12%
Depreciation	173	159	14	9%
Selling, general and administrative	$26,768	$20,090	$6,678	33%

The increase in selling, general and administrative costs compared to the prior year was primarily driven by higher stock-based compensation, increased legal and regulatory costs associated with our transition to a public company, partially offset by reduced advertising expenses and employee-related costs.

The increase in share-based compensation was primarily driven by $10.7 million in expense recognized in 2025 for advisory services provided by third-party consultants. This increase was partially offset by the non-recurrence of a $5.5 million charge recognized in 2024 related to the modification of stock options for certain former employees and executives.

Corporate and overhead expenses increased, primarily driven by a $2.2 million increase in legal, audit, and other advisory fees. Legal fees increased by $1.0 million compared to the prior year, with the majority of the increase related to regulatory matters initiated in 2025, as well as litigation and compliance costs associated with our October 2025 direct listing on Nasdaq. Additionally, we incurred $0.5 million of non-recurring advisory fees in connection with the direct listing. Outside consultant fees, primarily for executive and administrative staff, increased by $0.3 million, and audit fees increased by $0.1 million. These increases were partially offset by a $0.9 million reduction in advertising costs reflecting lower crowdfunding-related marketing activity, a $0.3 million decrease in travel and employee-related costs, and a $0.1 million decrease in property taxes.

We expect general and administrative expenses to remain elevated in the near term as we incur the incremental costs of operating as a publicly traded company, including higher legal, accounting, insurance, and investor relations expenses.

Research and Development Expenses

(in thousands)	For the year ended December 31,
	2025	2024	Change ($)	Change (%)
Engineering, design and development	$13,558	$13,228	$330	2%
Share-based compensation	7,391	3,464	3,927	113%
Depreciation	393	339	54	16%
Research and Development	$21,342	$17,031	$4,311	25%

Research and development expenses increased by $4.3 million, or 25%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher stock-based compensation expense, which increased by approximately $3.9 million. This was attributable to a series of option grants issued in April and December 2025 to recognize the engineering team’s contributions to ongoing vehicle development and validation activities.

Engineering, design, and development expenses increased slightly by $0.3 million. This variance was primarily driven by a $1.0 million increase in personnel costs resulting from engineering headcount additions to support our vehicle program, a $0.7 million net increase in materials and supplies expense related to validation vehicle builds and testing and $0.3 million increase in facilities and engineering software expenses. These increases were partially offset by a $0.8 million decrease in outside professional services, as the expansion of our in-house engineering team reduced our reliance on external consultants, as well as the non-recurrence of a $0.8 million impairment charge recorded in the prior year related to certain R&D assets.

Other Income

Other income for the year ended December 31, 2025 was $4.2 million, compared to $2.2 million for the year ended December 31, 2024, representing an increase of $2.0 million.

The increase was primarily attributable to a $1.9 million increase in grant reimbursements recognized during 2025 and $0.4 million of research and development tax credits recognized in other income during 2025, which is due to an increase in qualified spend. Other income also increased $0.2 million due to a reduction in interest expense and an increase in interest income. Additionally, the Company recognized $0.1 million of foreign currency exchange gains during 2025.

These increases were partially offset by a $0.4 million decrease in investment income compared to the prior year.

●	Year ended December 31, 2025: Other income consisted of $3.2 million in grant funding from the California Energy Commission, $0.4 million in federal research and development payroll tax credits earned during the year, and $0.6 million from investment income and merchandise and event sales.

●	Year ended December 31, 2024: Other income consisted of $1.3 million in grant funding from the California Energy Commission, $0.7 million in investment income, and $0.2 million in interest income

Net Loss

As a result of the foregoing, the Company’s net loss for the year ended December 31, 2025 was $43.9 million compared to $34.9 million for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $30.2 million in total assets. Our primary source of liquidity at that date was $9.6 million in cash and cash equivalents. Unlike prior periods, we did not have a recognized grant funds receivable balance as of December 31, 2025, as management recorded a full allowance against the remaining $0.7 million balance due to uncertainties regarding the timing of the capital raises required to trigger those reimbursements.

Our current operational cash burn rate, covering essential personnel, ongoing regulatory compliance, and fixed costs, is approximately $1.5 to $2.0 million per month. This baseline burn rate was elevated in the fourth quarter of 2025 and first quarter of 2026 by significant expenses associated with becoming and operating as a publicly traded company, fees associated with Class B common stock offerings and by substantial legal and other professional fees related to the SEC Investigation (as defined below). Such costs are difficult to predict with certainty but are expected to continue to be material in the near term.

Our existing cash and cash equivalents are not sufficient to fund our baseline operations for the next twelve months, nor are they sufficient to advance our vehicle production business plan. These factors continue to raise substantial doubt about our ability to continue as a going concern.

Management’s plan to address the Company’s liquidity needs and fund operations over the next twelve months relies primarily on accessing capital through the ELOC and potentially through other public market financings.

Subsequent to December 31, 2025, we conducted two financing transactions. On January 26, 2026, we closed a registered public offering, issuing 4,500,000 shares of Class B common stock and accompanying warrants for gross proceeds of approximately $9.0 million. Furthermore, during the first quarter of 2026, we received an additional $8.1 million in aggregate gross proceeds from warrant exercises, including a $6.3 million warrant inducement transaction completed in March 2026.

We estimate that we will require an additional $45 million to $50 million to complete vehicle validation and prepare for low volume production—including increased spending on engineering, validation, testing, production tooling, and the hiring of additional sales, marketing, and administrative personnel. We expect that the associated work would take approximately 12 to 18 months to complete from the time such capital is fully secured. This capital must be secured in substantial tranches. The ELOC provides a potential mechanism to access capital incrementally, subject to the conditions and limitations previously described.

Our awarded $21.9 million grant from the CEC remains a component of our potential future liquidity. Through December 31, 2025, we have received approximately $3.2 million in cash disbursements. We anticipate receiving further portions of the grant only if we are able to secure sufficient financing to make the eligible expenditures and meet the project milestones.

Long-Term Cash Requirements

Beyond our immediate capital needs to commence low-volume production, our long-term business plan requires us to raise substantial additional capital for future growth and operational expansion. Our material cash requirements beyond the next 12 months are expected to include, but are not limited to, the following:

●	Scaling to High-Volume Production: We estimate needing $140 million to $160 million to fully equip our current Carlsbad facility and scale our manufacturing process to achieve our high-volume production target of 20,000 vehicles per year. This includes significant investment in additional automation, assembly line equipment, and quality control systems and is in addition to the $45 million to $50 million necessary to fund the remaining tooling and validation programs mentioned above.

●	Future Manufacturing Capacity: To meet our longer-term production targets that exceed the capacity of our current facility, we expect to require additional manufacturing capacity. This may involve securing or constructing new, larger facilities, which would represent a material future capital expenditure, the cost and timing of which has not yet been determined.

●	Expansion of Sales and Service Infrastructure: Our anticipated direct-to-consumer model will require significant investment to scale nationally. We expect to need to fund the establishment of regional pre-delivery and service centers, as well as expand our fleet of mobile service vehicles to support our customers and/or form relationships with third party vendors to provide this level of service.

●	Research and Development: To maintain our competitive advantage, we intend to continue investing in research and development. This includes developing future vehicle models, enhancing our proprietary solar and battery technology, and exploring other applications for our technology.

●	Working Capital: As we begin and scale production, our need for working capital is expected to increase significantly. The cash required to fund raw materials, work-in-process, and finished goods inventory is expected to increase substantially as our production volume grows.

●	Public Company Costs: We expect to continue to incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company.

Our ability to fund these long-term requirements is dependent upon our ability to successfully utilize the ELOC, raise substantial additional capital through future equity or debt financings, and there can be no assurance that the ELOC will provide sufficient capital or that other financing will be available on favorable terms, or at all. Failure to obtain sufficient funding would materially adversely affect our business plan and our ability to continue as a going concern.

Liabilities

As of December 31, 2025, the Company’s total liabilities were $9.8 million. Major existing liabilities include $2.5 million in accrued liabilities, $4.1 million in unearned reservation fees, and $1.5 million in operating lease liabilities (current and long-term). We also had approximately $2.1 million of purchase commitments as of December 31, 2025, which are generally cancellable. For further details on our commitments, see “Commitments and Contingencies” below.

Equity Issuances

During the year ended December 31, 2025, we issued 278,417 shares of Class B Common Stock in connection with Regulation A and Regulation D offerings for total consideration of approximately $11.3 million. Additionally, the Company utilized its Equity Line of Credit (ELOC) to raise capital during the period, issuing 565,000 shares of Class B Common Stock for total proceeds of approximately $3.0 million.

During the year ended December 31, 2025, the Company issued 45,474 shares of Class B Common Stock to external consultants and service providers as compensation for services rendered. The aggregate grant-date fair value of these shares was approximately $0.4 million.

Subsequent to December 31, 2025, our capital structure and future liquidity profile were significantly altered by our January 2026 registered public offering and the subsequent warrant inducement transaction in March 2026. As a result of these transactions, we have a substantial number of outstanding warrants to purchase shares of our Class B common stock at fixed exercise prices. To the extent that our market price of the Class B common stock exceeds the respective exercise prices of these warrants, such warrants represent a potential source of significant future cash flow. If the remaining warrants issued in these first quarter 2026 transactions are exercised in full for cash, we would receive material additional capital to fund our continued pre-production and vehicle validation efforts; however, there can be no assurance that any of these outstanding warrants will be exercised prior to their expiration.

Commitment and Contingencies

Leases

As of December 31, 2025, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California under an operating lease agreement that expires April 1, 2027. For the year ended December 31, 2025, we recorded $1.0 million of lease expense.

Purchase Orders

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of December 31, 2025, we had approximately $2.1 million in open purchase orders.

Litigation and Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States.

As of the date of this Annual Report, the Company is a party to a lawsuit with Zaptera and the Company received subpoena related to the SEC Investigation, as described below.

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

Trend Information

The Company’s operating environment in 2025 and early 2026 has been defined by shifting regulatory incentives and a strategic realignment of supply chains in response to heightened geopolitical instability. The September 2025 expiration of federal electric vehicle tax credits resulted in significant market volatility, including a surge in third-quarter demand followed by an industry-wide contraction in the fourth quarter. Furthermore, the initiation of military conflict in the Middle East in February 2026 has introduced renewed volatility to global energy markets and disrupted maritime logistics. We are addressing these trends by actively focusing our sourcing efforts on trade-friendly jurisdictions to mitigate supply chain exposure and by leveraging our solar-integrated design to serve a market increasingly focused on extreme efficiency independent of charging infrastructure. While elevated interest rates and global macroeconomic developments continue to influence capital availability, we believe our focus on operational resilience aligns with the current structural shifts in the global automotive industry.

Tariffs

Recent U.S. tariff measures on imported materials are not expected to materially impact our current vehicle development stage, as we have not yet built significant inventory. However, we are evaluating the potential effects on our future supply chain. Our sourcing strategy primarily prioritizes quality, availability, and price for unique components, with domestic procurement typically being a secondary consideration. This approach may increase our exposure to international trade disruptions and tariff-related cost volatility and we expect to adjust our approach accordingly.

Due to our current development stage, we believe we are well-positioned to react to potential future cost increases from suppliers. Furthermore, our long-standing plan to assemble vehicle components in the United States provides us with the flexibility to maintain competitive pricing.

However, recent proposals to change the international trade framework events have resulted in substantial regulatory uncertainty regarding international trade and trade policy, both in the United States and abroad. The U.S. government has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. In light of this uncertainty and the unknown impact on the broader U.S. and global economy in the future, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact the ability of our suppliers to deliver materials or manufacturing equipment to us and, therefore, delay or impede our deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand, reducing demand for our products.

Critical Accounting Policies and Estimates

Long-Lived Assets

Our impairment assessment for the year ended December 31, 2025, involved significant judgment due to our pre-revenue status and the “going concern” conditions described in Note 1.

During the fourth quarter of 2025, we identified triggering events including continued operating losses and the requirement for substantial additional capital to reach commercial production. We performed a recoverability test (Step 1) by comparing the carrying value of our long-lived asset group—which includes our production tooling and construction-in-progress—to the probability-weighted undiscounted future cash flows expected to be generated by the assets.

The recoverability of these assets is materially dependent on our ability to secure approximately $45 million to $50 million in additional capital to complete vehicle validation and initiate low-volume production. Based on our current projections and probability-weighted scenarios, which assume successful access to capital markets and the utilization of our Equity Line of Credit, we determined that the undiscounted cash flows exceed the carrying value of the asset group. Accordingly, no impairment was recorded in 2025.

However, if we are unable to obtain sufficient financing on a timely basis, or if there are significant further delays in our production timeline, we may be required to recognize a material impairment charge in future periods, which could result in a near-total write-down of our construction-in-progress assets.

For the year ended December 31, 2024, we recorded impairment charges of $0.8 million related to construction-in-progress assets, as further discussed in Note 4 to our consolidated financial statements.

Stock-Based Compensation

Stock-based compensation expense is a significant component of our operating expenses. We recognize the cost of stock-based awards granted to employees, directors, and consultants, including stock options and restricted stock units (“RSUs”), based on the estimated grant-date fair value. The determination of the fair value of these awards, particularly stock options, requires management to make critical estimates and assumptions. These estimates and assumptions include the expected volatility of our stock price, the expected term of the awards, and the risk-free interest rate. We have elected to account for forfeitures as they occur rather than estimating a forfeiture rate at the time of grant.

Valuation Inputs:

●	Stock Options: The fair value of stock options is determined using the Black-Scholes-Merton option-pricing model, which requires inputs that are subjective and may significantly impact the resulting valuation. These inputs include the expected volatility, which is estimated based on the historical volatility of a peer group of publicly traded companies due to our limited trading history; and the expected term, which is calculated using the “simplified method.” Prior to our direct listing in October 2025, the fair value of the underlying common stock was determined by active selling prices of our Class B Common Stock in our Regulation A and Regulation D offerings; subsequent to the listing, it is based on the closing market price of our Class B Common Stock.

●	RSUs: The fair value of RSUs is determined based on the closing market price of our Class B Common Stock on the date of grant. While this valuation requires fewer subjective estimates than stock options, the timing of expense recognition remains dependent on the satisfaction of the requisite service periods.

●	Option Modifications: We have a history of modifying the terms of stock options, including adjustments to exercise prices, vesting schedules, and other contractual provisions. These modifications can result in significant changes to the fair value of the awards and, therefore, have a substantial impact on the related stock-based compensation expense recognized in the period of modification. The determination of the incremental fair value resulting from these modifications requires complex calculations and assumptions, and any changes in these assumptions could materially affect the recognized expense.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this annual report for recently issued accounting pronouncements not yet adopted as of the date of this annual report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear at pages F-1 through F-21 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in internal control over financial reporting described below.

As previously disclosed, during 2023 and continuing into 2024, we identified two material weaknesses in our internal control over financial reporting (“ICFR”):

1.	Accounting for stock-based compensation - deficiencies in the review, approval, and accounting for stock option modifications, which resulted in a restatement of our 2023 financial statements; and

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

While significant progress has been made, management has not yet completed testing of the operating effectiveness of these new and enhanced controls. Accordingly, the material weaknesses have not been fully remediated, and our disclosure controls and procedures remain not effective as of December 31, 2025. We expect remediation efforts to continue through 2026 as we prepare for management’s first required assessment of ICFR effectiveness under Section 404(a) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financing Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors:

Name	Position	Age	Term of Office
Executive Officers:
Chris Anthony	Co-Chief Executive Officer	50	March 2019 - Present
Steve Fambro	Co-Chief Executive Officer and Secretary	58	March 2019 - Present
Tom DaPolito	Interim Chief Financial Officer	51	October 2025 - Present
Directors:
Chris Anthony	Director	50	March 2019 - Present
Steve Fambro	Director	58	March 2019 - Present
Tony Kirton (1) (2) (3)	Chairman of the Board of Directors*	78	October 2025 - Present
Todd Butz (1) (2) (3)	Director*	55	October 2025 - Present

* Independent Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

The key business experience of our executive officers, directors, and director nominees is set forth below.

Chris Anthony, Co-Chief Executive Officer and Director

Chris Anthony has served as Co-Chief Executive Officer and Director of Aptera Motors since March 2019. He brings over two decades of leadership experience in the clean energy, battery technology, and advanced vehicle manufacturing sectors. Chris was the founder and CEO of Flux Power, an advanced lithium battery company, where he served from October 2009 to December 2019. He was also the founder and CEO of Epic Boats, a technology leader in the pleasure boat market, from July 2002 to December 2018.

Chris has successfully raised more than $200 million in capital across private equity, direct public offerings, and grant funding, demonstrating deep expertise in corporate finance and capital markets. He holds a Bachelor of Science in Finance from the Cameron School of Business at the University of North Carolina.

We believe Mr. Anthony’s extensive experience in founding and leading technology-focused companies, his deep understanding of clean energy and battery systems, and his significant fundraising and financial oversight experience qualify him to serve as a director. His operational leadership and industry knowledge provide valuable insight into Aptera’s strategic direction and execution.

Steve Fambro, Co-Chief Executive Officer, Secretary, and Director

Steve Fambro has served as Co-Chief Executive Officer, Secretary, and Director of Aptera Motors since March 2019. He brings extensive experience in technology innovation, sustainable agriculture, and clean energy investment. From July 2015 to August 2017, Steve served as a venture partner and Chief Operating Officer of Ocean Holding, an investment and development firm focused on advancing clean, renewable energy solutions. Prior to that, he was the founder of Famgro, an indoor food production company that developed an efficient, pesticide- and herbicide-free cultivation system. He led Famgro from January 2010 to March 2015.

Steve holds a Bachelor of Science in Electrical Engineering from the University of Utah, with an academic focus in electromagnetics and antenna design.

We believe Mr. Fambro’s diverse background in engineering, technology entrepreneurship, and clean energy investment qualifies him to serve as a director. His experience in founding and managing innovative companies, along with his technical expertise and commitment to sustainability allows him to assist the Board with strategic planning, innovation, and long-term growth in clean technology sectors.

Tom DaPolito, Interim Chief Financial Officer

Tom DaPolito has been advising the Company as a part-time consultant since May 2023, providing executive-level financial advisory services in preparation for our public listing. Upon the successful listing of the Company’s shares on Nasdaq, Mr. DaPolito transitioned to a full-time role and has committed to serve as the Company’s Interim CFO for a period of up to one year on an independent contractor basis. He is a seasoned financial executive with over 20 years of experience leading finance and operations for global public and private companies, including Take-Two Interactive Software, Inc. (NASDAQ: TTWO) and Monster Worldwide, Inc. (formerly NASDAQ: MNST).

Prior to joining Aptera, from December 2019 to May 2023, Mr. DaPolito served as EVP, Finance and Operations and Chief Financial Officer for Ricardo Automotive & Industrial, a global engineering services firm, where he drove a significant financial turnaround of its North American business. Previously, from December 2018 to November 2019, he was the Chief Financial Officer at Fit Pay, Inc., where he led the successful sell-side strategy culminating in the company’s acquisition by Garmin International, Inc. His career includes extensive experience in SEC reporting, capital raising, including placing multiple convertible debt offerings, and leading the financial preparations for IPOs and the public spin-off of Hudson Global, Inc. (NASDAQ: HSON).

Mr. DaPolito holds a Bachelor of Science in Business Administration, Accounting from the Rochester Institute of Technology and is a Certified Public Accountant in New York (inactive).

We believe Mr. DaPolito’s extensive experience in public company financial reporting, his leadership in complex corporate transactions, and his expertise in navigating the capital markets provide the critical skills and seasoned leadership required for his role during the Company’s transition to a publicly-traded entity.

Tony Kirton, Chairman of the Board of Directors

Tony Kirton has served as a member of our board of directors since October 2025. Tony brings over four decades of international leadership experience in the automotive industry, having held senior executive roles at major global manufacturers. His career includes serving as Director of Marketing at Audi of America, Vice President of Sales for Volkswagen and Audi in the United Kingdom, and Executive Vice President of Sales and Marketing, as well as Board Director, at BMW South Africa.

In addition to his corporate roles, Mr. Kirton has extensive experience in global operations and leadership development. In 2010, he co-founded Neurozone, a neuroscience-based consultancy focused on resilience and performance readiness for leaders and teams, where he still serves today as a member of the board of directors.

Mr. Kirton holds a Bachelor of Arts in English Literature from the University of Natal and a Masters of Business Administration from the University of Cape Town.

We believe Mr. Kirton’s extensive international experience in the automotive sector, combined with his expertise in global operations and leadership development qualify him to serve as a director. His insights are particularly valuable as Aptera Motors pursues its mission and transitions to a public company.

Todd Butz, Independent Director

Todd Butz has served as a member of our board of directors since October 2025. Todd brings over two decades of financial leadership experience in the manufacturing and engineering sectors. Prior to his retirement in April 2025, he served as the Chief Financial Officer of Mayville Engineering Company, Inc. (NYSE: MEC), a position he has held since 2008. During his tenure, he has overseen the company’s growth from under $100 million in annual revenue to over $500 million, significantly enhancing shareholder value through strategic acquisitions and operational efficiencies.

Prior to joining MEC, Mr. Butz held key financial roles at Mercury Marine and Schenck Business Solutions, where he gained extensive experience in financial planning, analysis, and auditing.

Mr. Butz holds a Bachelor’s degree in Accounting and Business Management from Marian University of Fond du Lac and is a Certified Public Accountant.

We believe Mr. Butz’s extensive experience in financial management, strategic planning, and operational leadership qualifies him to serve as a director. His proven track record in scaling businesses and enhancing shareholder value provides valuable insights as Aptera Motors transitions to a public company and pursues its growth objectives.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings.

Board of Directors Composition

Our Bylaws provide that the number of directors shall be at least one and not more than ten, provided that the minimum or maximum number or both may be increased or decreased from time to time by an amendment to the Bylaws. The exact number of directors shall be fixed, within such range, by a majority of the entire board of directors. Each director shall hold office until a successor is duly elected and qualified or until the director’s earlier death, resignation, disqualification, or removal. Any newly created directorships resulting from an increase in the authorized number of directors and any vacancies occurring on the board of directors shall be filled solely by the affirmative vote of a majority of the remaining members of the board of directors, although less than a quorum, or by a sole remaining director. A director so elected shall be elected to hold office until the earlier of the expiration of the term of office of the director whom he or she has replaced, a successor is duly elected and qualified, or the earlier of such director’s death, resignation or removal.

Our board of directors currently consists of four members - Mr. Anthony, Mr. Fambro, Mr. Kirton and Mr. Butz.

Audit Committee and Audit Committee Financial Expert

Our audit committee is comprised of Todd Butz and Tony Kirton. Mr. Butz is the chairperson of our audit committee. Mr. Butz and Mr. Kirton each meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. In addition, our board of directors has determined that Mr. Butz is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. We intend to appoint an additional independent director to the audit committee within one (1) year of our listing on Nasdaq.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports with the SEC regarding their stock ownership and changes in their ownership of our common stock. Based on our records and representations from our directors, executive officers and 10% holders, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% holders were complied with during fiscal year 2025, except for the following: a Form 3 for Steve Fambro filed on October 24, 2025 with respect to a reportable event that occurred on September 30, 2025; a Form 3 for Patrick Quilter filed on October 28, 2025 with respect to reportable event that occurred on September 30, 2025; and a Form 4 for Michael Johnson filed on January 7, 2026 with respect to a reportable transaction on December 26, 2025.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and other transactions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2025, consisting of our principal executive officers of the Company, were:

●	Chris Anthony, our Co-Chief Executive Officer; and

●	Steve Fambro, our Co-Chief Executive Officer.

●	Tom DaPolito, our Interim Chief Financial Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to and earned by our named executive officers during the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(3)(4)	Total ($)
Chris Anthony, Co-Chief Executive Officer	2025	$243,000	$-	$-	$1,717,899	$-	$-	$27,126	$1,988,025
	2024	$240,196	$-	$-	$-			$7,135	$247,331
Steve Fambro*, Co-Chief Executive Officer	2025	$243,000	$-	$-	$1,717,899	$-	$-	$45,582	$2,006,481
	2024	$240,000	$-	$-	$-			$25,464	$265,464
Tom DaPolito, Interim Chief Financial Officer	2025	$105,000	$-	$-	$5,803,129	$-	$-	$243,000	$6,151,129

(1)	On December 30, 2025, options to purchase 433,813 shares of Class B Stock at $4.85 were granted to each of Mr. Anthony and Mr. Fambro under the 2025 Stock Option and Incentive Plan. One-fourth of these options will vest on December 30, 2026, and the remaining options will vest quarterly over the following three years.
(2)	On December 30, 2025, options to purchase 285,077 shares of Class B Stock at $4.85 were granted to Mr. DaPolito under the 2025 Stock Option and Incentive Plan. One-fourth of these options will vest on December 30, 2026, and the remaining options will vest quarterly over the following three years. Additionally on April 15, 2025, options to purchase 123,447 shares of Class B Stock at $31.50 were granted to Mr. DaPolito under the 2021 Stock Option and Incentive Plan. 3,447 of such options vested immediately and the remaining will vest monthly over the following four years.
(3)	Represents medical insurance benefits provided by the Company to Mr. Anothony and Mr. Fambro.
(4)	Represents consulting fees paid to Mr. DaPolito prior to becoming a named executive officer in connection with the Company’s direct listing on October 16, 2025.

* Patricia Fambro, the wife of our director and Co-CEO Steve Fambro is an employee of the Company and receives compensation and benefits commensurate with her role as Director, Electrical Engineering.

Principal Elements of Compensation

The compensation of the Company’s executive officers comprises of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; (c) long-term equity incentives, consisting of stock options, restricted stock awards, performance compensation awards and/or other applicable awards granted under the Company’s equity incentive plans and any other equity plan that may be approved by the Board from time to time, and (d) perquisites. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and will reward performance of our executive officers individually. The determination of an executive officer’s performance may vary from year to year depending on economic conditions and conditions in the housing industry and may be based on measures such as stock price performance, the meeting of financial targets against budget, the meeting of acquisition objectives and balance sheet performance.

Employment Agreements

Chris Anthony and Steve Fambro

On August 5, 2025, we entered into employment agreements with each of Mr. Anthony and Mr. Fambro, which become effective upon our listing with Nasdaq. Under the terms of each employment agreement, each holds the position of co-Chief Executive Officer of the Company and will receive an annual base salary of $243,000, subject to annual review. In addition, Mr. Anthony and Mr. Fambro will each be eligible to receive a discretionary annual performance bonus, with the actual payout based on the achievement of Company annual performance metrics to be determined by the Board of Directors, or the compensation committee thereof. Pursuant to the terms of each employment agreement, Mr. Anthony and Mr. Fambro will each be eligible to receive annual equity awards, subject to approval by the Board of Directors or the compensation committee thereof, and to participate in employee benefit plans, programs and arrangements as the Company may from time to time provide to its senior executives, which benefits may be amended by the Company at any time.

Each employment agreement provides that we may terminate the employment of Mr. Anthony or Mr. Fambro, as applicable, at any time with or without cause (as that term is defined in each employment agreement), and Mr. Anthony and Mr. Fambro would be able to terminate their employment at any time for any reason, including for good reason (as that term is defined in each employment agreement).

Each employment agreement provides that if the employment of Mr. Anthony or Mr. Fambro, as applicable, is terminated by the Company without cause or by Mr. Anthony or Mr. Fambro for good reason, Mr. Anthony and Mr. Fambro will be entitled to receive, subject to their execution and non-revocation of a general release of claims in favor of the Company that becomes effective within sixty days of the date of termination, (i) an amount equal to twelve months’ annual base salary, payable in equal installments as salary continuation payments, with the first installment commencing on the first regular payroll date following the date the release becomes effective, and continuation of health insurance benefits at active employee rates for twelve months, and (ii) in the event we terminate Mr. Anthony’s or Mr. Fambro’s employment without cause upon or within twelve months following a change in control, or Mr. Anthony or Mr. Fambro, as applicable, resigns for good reason upon or within twelve months following a change in control, (a) amount equal to twenty-four months’ annual base salary, payable in equal installments as salary continuation payments, with the first installment commencing on the first regular payroll date following the date the release becomes effective, (b) continuation of health insurance benefits at active employee rates for eighteen months, and for the succeeding six (6) months thereafter, monthly cash payments equal to the Company’s then-current monthly premium for health insurance benefits, less the amount that Mr. Anthony or Mr. Fambro, as applicable, would have been required to pay if they had remained an active employee of the Company), subject to earlier termination upon certain events specified in each employment agreement, (c) an amount equal to the annual bonus that Mr. Anthony or Mr. Fambro, as applicable, would have received for the year of termination had they remained employed, based on actual performance (but any applicable individual performance goals will be deemed to have been satisfied), payable at the time that Mr. Anthony’s or Mr. Fambro’s annual bonus, as applicable, would have been paid if their employment had not terminated, and (d) accelerated vesting of one hundred percent (100%) of all unvested equity or equity-based awards then held by Mr. Anthony or Mr. Fambro, as applicable. If any payment or benefits to or for the benefit of Mr. Anthony or Mr. Fambro, as applicable, would be subject to the excise tax imposed on parachute payments by Section 4999 of the Internal Revenue Code of 1986, as amended, or would not be deductible by the Company or any of its subsidiaries or affiliates pursuant to Section 280G of the Code, the payments and benefits will be reduced to the minimum extent necessary to ensure that no portion of those payments or benefits will be subject to the excise tax imposed by Section 4999 of the Code or the loss of deduction imposed by Section 280G of the Code, but only if (i) the net amount of the total payments and benefits, as so reduced, is greater than or equal to (ii) the net amount of such payments and benefits without such reduction.

Tom DaPolito Interim Chief Financial Officer Engagement Agreement

We entered into an engagement agreement with Tom DaPolito dated August 25, 2025 to serve as our Company’s Interim Chief Financial Officer, which became effective upon our listing with Nasdaq, and continues for a term of one (1) year thereafter, unless earlier terminated. Mr. DaPolito would be entitled to a monthly cash retainer of $30,000 and stock options granted each quarter (the amount determined by dividing $65,880 by the fair value of a stock option on the date of grant). Mr. DaPolito’s relationship with the Company will be that of an independent contractor, and either party may terminate the agreement without cause upon thirty (30) days’ written notice to the other party.

2021 Stock Option and Incentive Plan

In June 2021, the Company established the 2021 Stock Option and Incentive Plan which was approved by the Company’s board and stockholders. The 2021 Stock Option and Incentive Plan authorized the issuance of 6,333,333 shares of Class B common stock. The 2021 Stock Option and Incentive Plan permits us to provide equity-based compensation in the form of stock options, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The 2021 Stock Option and Incentive Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2021 Stock Option and Incentive Plan cannot exceed ten years.

2025 Omnibus Equity Incentive Plan

In August 2025, our board of directors and stockholders adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The general purpose of the 2025 Plan is to provide a means for eligible employees, officers, non-employee directors and other service providers to develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2025 Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries.

Description of the 2025 Omnibus Equity Incentive Plan

The following description of the principal terms of the 2025 Plan is a summary and is qualified in its entirety by the full text of the 2025 Plan.

Administration. In general, the 2025 Plan will be administered by the Compensation Committee of the Board. The Compensation Committee will determine the persons to whom options to purchase shares of common stock, stock appreciation rights (or “SARs”), restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance stock units, incentive bonus awards, other stock-based awards and other cash-based awards may be granted. The Compensation Committee may also establish rules and regulations for the administration of the 2025 Plan and amendments or modifications of outstanding awards. The Compensation Committee may delegate authority to other executive officers to grant options and other awards to eligible employees, officers, directors, consultants, advisors or other service providers (other than themselves), subject to applicable law and the 2025 Plan. No options, stock purchase rights or awards may be made under the 2025 Plan on or after the 10-year anniversary of the business day immediately prior to the Company’s listing date on Nasdaq (or, the expiration date), but the 2025 Plan will continue thereafter while previously granted options, SARs or other awards remain outstanding. If the fair market value of a share of common stock declines since an award is granted, the Compensation Committee may reduce the exercise price or base price of any stock option or SAR to the then-current fair market value. All determinations, interpretations, exercises of authority or other actions made by the Compensation Committee or the Company under the 2025 Plan shall be taken or made by the Compensation Committee or the Company, as applicable, in its sole and absolute discretion, and shall be final and binding on all persons, including, without limitation, the Company and all 2025 Plan participants.

Eligibility. Persons eligible to receive options, SARs or other awards under the 2025 Plan are those employees, officers, directors, consultants, advisors and other service providers of the Company and our subsidiaries who, in the opinion of the Compensation Committee, are in a position to contribute to our success, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other service provider of the Company or any subsidiary.

Shares Subject to the 2025 Plan. The aggregate number of shares of Class B common stock available for issuance in connection with options and other awards granted under the 2025 Plan is 14,000,000.

“Incentive stock options”, or ISOs, that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (or, the Code) may be granted under the 2025 Plan with respect to 14,000,000 shares of Class B common stock.

If any option or SAR granted under the 2025 Plan terminates without having been exercised in full or if any award is forfeited, or if shares of common stock are withheld to cover withholding taxes on options or other awards or applied to the payment of the exercise price of an option or purchase price of an award, the number of shares of common stock as to which such option or award was forfeited, withheld or paid, will be available for future grants under the 2025 Plan. Awards settled in cash will not count against the number of shares available for issuance under the 2025 Plan.

No non-employee director may receive awards in any calendar year having an accounting value in excess of $750,000 (inclusive of any cash awards to the non-employee director for such year that are not made pursuant to the 2025 Plan); provided that in the case of a new non-employee director, such amount is increased to $1,000,000 for the initial year of the non-employee director’s term.

The number of shares authorized for issuance under the 2025 Plan and the foregoing share limitations are subject to customary adjustments for stock splits, stock dividends, similar transactions or any other change affecting our common stock, or any other corporate transaction directly or indirectly affecting the awards or any performance goals or the Company’s financial performance, conditions or result of operations.

Terms and Conditions of Options. Options granted under the 2025 Plan may be either ISOs or “nonqualified stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2025 Plan. The exercise price of stock options may not be less than the fair market value per share of our common stock on the date of grant (or 110% of fair market value in the case of ISOs granted to a ten-percent stockholder).

If on the date of grant the common stock is listed on a stock exchange or is quoted on the automated quotation system of The Nasdaq Capital Market, the fair market value will generally be the closing sale price on the date of grant (or the last trading day before the date of grant if no trades occurred on the date of grant). If no such prices are available, the fair market value will be determined in good faith by the Compensation Committee based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an ISO granted to a ten-percent stockholder) from the date of grant. Options granted under the 2025 Plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. No employee may receive ISOs that first become exercisable in any calendar year in an amount exceeding $100,000.

The Compensation Committee may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our common stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid in cash or by certified or bank check. The Compensation Committee may permit other methods of payment, including (a) through delivery of shares of our common stock having a fair market value equal to the exercise price, (b) by a full recourse, interest bearing promissory note having such terms as the Compensation Committee may permit, (c) by surrendering to the Company shares of common stock otherwise receivable on exercise of the option or (d) a combination of these methods, as set forth in an award agreement or as otherwise determined by the Compensation Committee. The Compensation Committee is authorized to establish a cashless exercise program and to permit the exercise price (or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Compensation Committee may permit the holder of an option, SAR or other award to transfer the option, right or other award to immediate family members, a family trust for estate planning purposes or by gift to charitable institutions. The Compensation Committee will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Compensation Committee may grant SARs under the 2025 Plan. The Compensation Committee will determine the other terms applicable to SARs. The exercise price per share of a SAR will not be less than 100% of the fair market value of a share of our common stock on the date of grant, as determined by the Compensation Committee. The maximum term of any SAR granted under the 2025 Plan is ten years from the date of grant. Generally, each SAR will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our common stock over the exercise price, multiplied by

●	the number of shares of common stock covered by the SAR.

Payment may be made in shares of our common stock, in cash, or partly in common stock and partly in cash, all as determined by the Compensation Committee.

Restricted Stock and Restricted Stock Units. The Compensation Committee may award restricted common stock and/or restricted stock units under the 2025 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The restrictions and conditions applicable to each award of restricted stock or restricted stock units may include performance-based conditions. Dividends or distributions with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Compensation Committee. If any dividends or distributions are paid in stock before the restricted stock vests they will be subject to the same restrictions. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Compensation Committee determines otherwise, holders of restricted stock (but not restricted stock units) will have the right to vote the shares.

Performance Shares and Performance Stock Units. The Compensation Committee may award performance shares and/or performance stock units under the 2025 Plan. Performance shares and performance stock units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Compensation Committee.

Incentive Bonuses. The Compensation Committee may grant incentive bonus awards under the 2025 Plan from time to time. The terms of incentive bonus awards will be set forth in award agreements. Each award agreement will have such terms and conditions as the Compensation Committee determines, including performance goals and amount of payment based on achievement of such goals. Incentive bonus awards are payable in cash and/or shares of our common stock.

Other Stock-Based and Cash-Based Awards. The Compensation Committee may award other types of equity-based or cash-based awards under the 2025 Plan, including the grant or offer for sale of shares of our common stock that do not have vesting requirements and the right to receive one or more cash payments subject to satisfaction of such conditions as the Compensation Committee may impose.

Effect of Certain Corporate Transactions. The Compensation Committee may, at the time of the grant of an award provide for the effect of a change in control (as defined in the 2025 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating, suspending, adjusting or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and SARs to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or SAR in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance stock units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock for cash and/or other substitute consideration; (f) cancel or terminate any award for cash and/or other substitute consideration in exchange for an amount of cash and/or property equal to the amount, if any, that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the change in control, but if the change in control consideration with respect to any option or SAR does not exceed its exercise price, the option or SAR may be canceled without payment of any consideration; (g) cancel any unvested award without payment of consideration therefor; or (h) take any other action necessary or appropriate to carry out the terms of any definitive agreement controlling the terms and conditions of the change in control or make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

Clawback/Recoupment. Awards granted under the 2025 Plan will be subject to the requirement that the awards be forfeited or amounts repaid to the Company after they have been distributed to the participant (i) to the extent set forth in an award agreement or (ii) to the extent covered by any clawback policy adopted by the Company from time to time, or any applicable laws that impose mandatory forfeiture or recoupment, under circumstances set forth in such applicable laws.

The Compensation Committee has adopted the Aptera Motors Corp Clawback Policy (the “Clawback Policy”), in accordance with the requirements of the Nasdaq Listing Rules and the rules of the SEC implementing Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Clawback Policy requires the Compensation Committee to recoup certain cash and equity incentive compensation paid to or deferred by executive officers in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws.

Amendment, Termination. Our Board may at any time amend the 2025 Plan for the purpose of satisfying the requirements of the Code, or other applicable law or regulation or for any other purpose, provided that, without the consent of our stockholders, the Board may not (a) increase the number of shares of common stock available under the 2025 Plan, or (b) change the group of individuals eligible to receive options, SARs and/or other awards.

U.S. Federal Income Tax Consequences

Following is a summary of the U.S. federal income tax consequences of option and other grants under the 2025 Plan. Optionees and recipients of other rights and awards granted under the 2025 Plan are advised to consult their personal tax advisors before exercising an option or SAR or disposing of any stock received pursuant to the exercise of an option or SAR or following the vesting and payment of any award. In addition, the following summary is based upon an analysis of the Code as currently in effect, existing laws, judicial decisions, administrative rulings, regulations and proposed regulations, all of which are subject to change and does not address state, local, foreign or other tax laws.

Treatment of Options

The Code treats incentive stock options and nonqualified stock options differently. However, as to both types of options, no income will be recognized to the optionee at the time of the grant of the options under the 2025 Plan, nor will we be entitled to a tax deduction at that time.

Generally, upon exercise of a nonqualified stock option (including an option intended to be an incentive stock option but which has not continued to so qualify at the time of exercise), an optionee will recognize ordinary income tax on the excess of the fair market value of the stock on the exercise date over the option price. We will be entitled to a tax deduction in an amount equal to the ordinary income recognized by the optionee in the fiscal year which includes the end of the optionee’s taxable year. We will be required to satisfy applicable withholding requirements in order to be entitled to a tax deduction. In general, if an optionee, in exercising a nonqualified stock option, tenders shares of our common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of an incentive stock option and the tender is within two years from the date of grant or one year after the date of exercise of the incentive stock option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the incentive stock option.

For incentive stock options, there is no taxable income to an optionee at the time of exercise. However, the excess of the fair market value of the stock on the date of exercise over the exercise price will be taken into account in determining whether the “alternative minimum tax” will apply for the year of exercise. If the shares acquired upon exercise are held until at least two years from the date of grant and more than one year from the date of exercise, any gain or loss upon the sale of such shares, if held as capital assets, will be long-term capital gain or loss (measured by the difference between the sales price of the stock and the exercise price). Under current federal income tax law, a long-term capital gain will be taxed at a rate which is less than the maximum rate of tax on ordinary income. If the two-year and one year holding period requirements are not met (a “disqualifying disposition”), an optionee will recognize ordinary income in the year of disposition in an amount equal to the lesser of (i) the fair market value of the stock on the date of exercise minus the exercise price and (ii) the amount realized on disposition minus the exercise price. The remainder of the gain will be treated as long-term capital gain, depending upon whether the stock has been held for more than a year. If an optionee makes a disqualifying disposition, we will be entitled to a tax deduction equal to the amount of ordinary income recognized by the optionee.

In general, if an optionee, in exercising an incentive stock option, tenders shares of common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of another incentive stock option and the tender is within two years from the date of grant or one year after the date of exercise of the other option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the other option.

As noted above, the exercise of an incentive stock option could subject an optionee to the alternative minimum tax. The application of the alternative minimum tax to any particular optionee depends upon the particular facts and circumstances which exist with respect to the optionee in the year of exercise. However, as a general rule, the amount by which the fair market value of the common stock on the date of exercise of an option exceeds the exercise price of the option will constitute an item of “adjustment” for purposes of determining the alternative minimum taxable income on which the alternative tax may be imposed. As such, this item will enter into the tax base on which the alternative minimum tax is computed and may therefore cause the alternative minimum tax to become applicable in any given year.

Treatment of Stock Appreciation Rights

Generally, the recipient of a SAR will not recognize any income upon grant of the SAR, nor will we be entitled to a deduction at that time. Upon exercise of a SAR, the holder will recognize ordinary income, and we will generally be entitled to a corresponding deduction, equal to the excess of fair market value of our common stock at that time over the exercise price.

Treatment of Stock Awards

Generally, absent an election to be taxed currently under Section 83(b) of the Code (or, a Section 83(b) Election), there will be no federal income tax consequences to either the recipient or us upon the grant of a restricted stock award or award of performance shares. At the expiration of the restriction period and the satisfaction of any other restrictions applicable to the restricted shares, the recipient will recognize ordinary income and we will generally be entitled to a corresponding deduction equal to the fair market value of the common stock at that time. If a Section 83(b) Election is made within 30 days after the date the restricted stock award is granted, the recipient will recognize an amount of ordinary income at the time of the receipt of the restricted shares, and we will generally be entitled to a corresponding deduction, equal to the fair market value (determined without regard to applicable restrictions) of the shares at such time, less any amount paid by the recipient for the shares. If a Section 83(b) Election is made, no additional income will be recognized by the recipient upon the lapse of restrictions on the shares (and prior to the sale of such shares), but, if the shares are subsequently forfeited, the recipient may not deduct the income that was recognized pursuant to the Section 83(b) Election at the time of the receipt of the shares.

The recipient of an unrestricted stock award, including a performance stock unit award, will recognize ordinary income, and we will generally be entitled to a corresponding deduction, equal to the fair market value of our common stock that is the subject of the award when the award is made.

The recipient of a restricted stock unit generally will recognize ordinary income as and when the units vest and are settled. The amount of the income will be equal to the fair market value of the shares of our common stock issued at that time, and we will be entitled to a corresponding deduction. The recipient of a restricted stock unit will not be permitted to make a Section 83(b) Election with respect to such award.

Treatment of Incentive Bonus Awards and Other Stock or Cash Based Awards

Generally, the recipient of an incentive bonus or other stock or cash based award will not recognize any income upon grant of the award, nor will we be entitled to a deduction at that time. Upon payment with respect to such an award, the recipient will recognize ordinary income, and we generally will be entitled to a corresponding deduction, equal to the amount of cash paid and/or the fair market value of our common stock issued at that time.

Section 409A

If an award is subject to Section 409A of the Code, but does not comply with the requirements of Section 409A of the Code, the taxable events as described above could apply earlier than described, and could result in the imposition of additional taxes and penalties. Participants are urged to consult with their tax advisors regarding the applicability of Section 409A of the Code to their awards.

Potential Limitation on Company Deductions

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid in a taxable year by a publicly held corporation to its chief executive officer and certain other “covered employees.” Our Board and the Compensation Committee intend to consider the potential impact of Section 162(m), on grants made under the 2025 Plan, but reserve the right to approve grants of options and other awards for an executive officer that exceed the deduction limit of Section 162(m).

Restrictions on Resale

Certain officers and directors of the Company may be deemed to be “affiliates” of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2025 Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act. It is intended that the shares issuable pursuant to the 2025 Plan will be registered under the Securities Act.

Tax Withholding

As and when appropriate, we shall have the right to require each optionee purchasing shares of common stock and each grantee receiving an award of shares of common stock under the 2025 Plan to pay any federal, state or local taxes required by law to be withheld.

Outstanding Equity Awards at 2025 Fiscal Year-End

		Option awards				Stock awards
	Grant	Number of securities underlying unexercised options - (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Name	date	exercisable	(#)	($)	date	(#)	($)	(#)	($)
Chris Anthony, Co-Chief Executive Officer and Interim Chief Financial Officer	7/28/2021	180,000	-	$11.40	7/28/2031	-	-	-	-
Steve Fambro, Co-Chief Executive Officer and Secretary	7/28/2021	180,000	-	$11.40	7/28/2031	-	-	-	-
Tom DaPolito, Interim Chief Financial Officer	11/4/2023	1,469	-	$31.50	11/1/2033	-	-	-	-
	12/31/2023	298		$31.50	12/28/2033	-	-	-	-
	9/6/2024	502		$31.50	9/4/2034	-	-	-	-
	9/6/2024	3,008		$31.50	9/4/2034	-	-	-	-
	4/15/2025	3,447		$31.50	4/13/2035	-	-	-	-
	4/15/2025	35,000		$31.50	4/13/2035	-	-	-	-

Stock Option Agreement between the Company and Chris Anthony

Pursuant to a Stock Option Agreement between the Company and Chris Anthony dated August 10, 2021, on July 28, 2021, the Company granted Chris Anthony, Co-Chief Executive Officer and Director of the Company, a stock option to purchase 180,000 shares of the Company’s Class B common stock at an exercise price of $11.40 per share. The option vested in four equal annual installments of 45,000 shares each, beginning on July 28, 2022, and fully vesting on July 28, 2025. The option has a ten-year term and is subject to early termination upon certain events, including termination of service, death, or disability. In the event of Mr. Anthony’s death or total and permanent disability the option will remain exercisable for the shorter of one year or the original expiration date. The option was granted pursuant to the Company’s 2021 Stock Option and Incentive Plan. In July 2023, the Company accelerated the vesting of all options under the Stock Option Agreement, so that all options under the agreement became vested as of July 2023.

Stock Option Agreement between the Company and Steve Fambro

Pursuant to a Stock Option Agreement between the Company and Steve Fambro dated August 10, 2021, on July 28, 2021, the Company granted Steve Fambro, Co-Chief Executive Officer and Director of the Company, a stock option to purchase 180,000 shares of the Company’s Class B common stock at an exercise price of $11.40 per share. The option vested in four equal annual installments of 45,000 shares each, beginning on July 28, 2022, and fully vesting on July 28, 2025. The option has a ten-year term and is subject to early termination upon certain events, including termination of service, death, or disability. In the event of Mr. Fambro’s death or total and permanent disability, the option will remain exercisable for the shorter of one year or the original expiration date. The option was granted pursuant to the Company’s 2021 Stock Option and Incentive Plan. In July 2023, the Company accelerated the vesting of all options under the Stock Option Agreement, so that all options under the agreement became vested as of July 2023.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Non-Employee Director Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the non-employee members of our board of directors for their service as a director during 2025 other than for reimbursement of reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors.

2025 Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tony Kirton	-	$495,000	-	-	-	-	$495,000
Todd Butz	-	$510,000	-	-	-	-	$510,000

(1) Represents the aggregate grant date fair value of RSU awards granted during the fiscal year ended December 31, 2025, computed in accordance with FASB ASC Topic 718. The amounts reported in this column consist of:

●	Mr. Kirton: (i) an annual board retainer valued at approximately $50,000, which was fully vested upon issuance, and (ii) a long-term incentive award valued at approximately $400,000, which vests 25% annually over four years.

●	Mr. Butz: (i) annual board and committee chair retainers totaling approximately $75,000, which were fully vested upon issuance, and (ii) a long-term incentive award valued at approximately $400,000, which vests 25% annually over four years.

(2) As of December 31, 2025, the aggregate number of unvested stock awards (RSUs) outstanding for each non-employee director was as follows:

●	Tony Kirton: 57,307 RSUs.

●	Todd Butz: 57,307 RSUs.

2025 Director Compensation Program

For the year ended December 31, 2025, our director compensation program was governed by the amended and restated offer letters entered into with each non-employee director in connection with our direct listing. These agreements provide for compensation consisting entirely of equity awards to align the interests of our directors with those of our stockholders.

2025 Compensation Components Our non-employee directors received the following compensation for their service in 2025:

●	Annual Board Retainer: An annual retainer valued at $50,000, paid in the form of Restricted Stock Units (“RSUs”).

●	Committee Chair Retainer: The Chair of the Audit Committee received an additional annual retainer valued at $25,000, paid in the form of RSUs.

●	Initial Long-Term Incentive Grant: In connection with the direct listing, each non-employee director received a one-time long-term incentive grant of RSUs valued at $400,000.

Vesting Terms

●	Retainer Awards: RSUs granted as payment for the annual board and committee retainers were fully vested upon issuance.

●	Long-Term Incentive Awards: RSUs granted as the initial long-term incentive vest over a four-year period, with 25% vesting upon the completion of each full year of service following the listing effectiveness date, subject to continued service.

Expense Reimbursement We reimburse our non-employee directors for reasonable expenses incurred for Aptera-related travel undertaken in their capacity as Board members.

Effective January 8, 2026, the Board established an additional annual cash retainer for the Chairman of the Board of $90,000 and a one-time RSU grant valued at $200,000 with a one-year vesting cliff.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-public Information.

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material non-public information, our board of directors and the compensation committee do not seek to time equity grants to take advantage of information, either positive or negative, about our Company that has not been publicly disclosed. Similarly, it is our practice not to time the release of material non-public information based on equity award grant date or for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to shares of our Class B common stock that may be issued pursuant to our equity compensation plans.

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan category	and rights (1)	and rights	column (2)
Equity compensation plans approved by security holders	7,066,725	$15.54	11,301,972
Equity compensation plans not approved by security holders	-	$-	-
Total	7,066,725	$15.54	11,301,972

(1)	Represents options issued under the Company’s 2021 Stock Option and Incentive Plan and 2025 Omnibus Equity Incentive Plan to purchase shares of Class B common stock of the Company as of December 31, 2025, as well as restricted stock units outstanding under the 2025 Omnibus Equity Incentive Plan.

(2)	Represents the amount of shares of Class B common stock available for issuance under the Company’s 2025 Omnibus Equity Incentive Plan as of December 31, 2025, under which the Company may grant incentive and non-statutory stock options, and restricted stock awards to our employees, non-employee directors and consultants. The 2025 Omnibus Equity Incentive Plan was approved by the Company’s board of directors in August 2025 and authorized 14,000,000 shares, of which 2,698,028 shares have been issued or are subject to outstanding awards as of December 31, 2025. No additional shares are available for issuance under the Company’s 2021 Stock Option and Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of March 20, 2026 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our directors and executive officers as a group;

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock or Class B common stock; and

We have based percentage of beneficial ownership for the following table on 12,026,870 shares of Class A common stock and 24,570,241 shares of Class B common stock as of March 20, 2026. In addition, in accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities issuable within 60 days of March 20, 2026. As such, shares of our Class A common stock which are convertible into Class B common stock as well as shares Class B common stock issuable pursuant to options and warrants that may be exercised or settled within 60 days of March 20, 2026 are deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by the person holding such securities but are not deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by any other person.

Each share of our Class A common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Our Class B common stock are not entitled to vote.

Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o Aptera Motors Corp., 5818 El Camino Real, Carlsbad, CA 92008.

	Shares Beneficially Owned
	Class A Common (Voting) (1)		Class B Common					Percent of Total	Shares of Class B Common
	Number	% of Class	Number Outstanding	Number Acquirable		% of Class (6)	% of Class (7)	Voting Power % +	Stock Registered (2)
Named Executive Officers and Directors
Chris Anthony	5,000,000	41.57%	1,554	5,180,000	(1)(2)(3)	11.21%	17.42%	41.57%	5,181,554
Steve Fambro	5,000,000	41.57%	1,526	5,180,000	(1)(2)(3)(4)	11.21%	17.42%	41.57%	5,181,526
Tom DaPolito	-	-	-	43,724	(3)	0.09%	0.18%	-%	43,724
Todd Butz (5)	-	-	-	15,761	(3)	0.03%	0.06%	-%	15,761
Tony Kirton (5)	-	-	-	13,612	(3)	0.03%	0.06%	-%	13,612
All executive officers and directors as a group	10,000,000	83.15%	3,080	10,433,097	(1)(2)(3)(4)	22.58%	29.81%	83.15%	10,436,177
Other 5% Stockholders							-		-
Michael Johnson Properties, Ltd. (8)	-	-	5,025,776	-	(1)(2)	10.87%	20.45%	-%	5,025,776
Patrick H. Quilter Trust (9)	1,908,000	15.86%	-	1,908,000	(1)	4.13%	7.21%	15.86%	1,908,000

+ Each share of our Class A common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Our Class B common stock are not entitled to vote.

(1) Includes shares convertible from Class A common stock. The Class A common stock is convertible at any time by the holder into shares of Class B common stock on a share-for-share basis, such that each holder of Class A common stock beneficially owns an equivalent number of shares of Class B common stock.

(2) Includes shares available from the conversion of Class A common stock and options vested as of March 20, 2026.

(3) Includes shares underlying options to purchase Class B common stock that are exercisable at any time until their expiration date.

(4) Does not include 29,478 shares underlying options to purchase Class B common stock and 4,393 shares of underlying restricted stock units that are exercisable at any time until their expiration date held by Mr. Fambro’s spouse.

(5) Includes shares underlying restricted stock units that are exercisable at any time until their expiration date.

(6) Percentage is based on the number of shares of Class B Stock outstanding on a fully-diluted basis, including through the exercise of warrants and options and the conversion of Class A common stock.

(7) As described above, this calculation is the amount the person owns now, plus the amount that person is entitled to acquire. That amount is then shown as a percentage of the outstanding amount of securities in that class if no other person exercised their rights to acquire those securities. The result is a calculation of the maximum amount that person could ever own based on their current and acquirable ownership, which is why the amounts in this column may not add up to 100% for each class.

(8) Michael Johnson is the sole owner of Michael Johnson Properties, Ltd., and may be deemed have voting and dispositive power over the shares held by this entity.

(9) Patrick Quilter is the trustee of the Patrick H. Quilter Trust, and may be deemed to have voting and dispositive power over the shares held by this trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than the described below, since January 1, 2024, there have been no transactions nor are any proposed in which :

●	we have been or are to be a participant;

●	the amount involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Patricia Fambro, the wife of Steve Fambro, our Co-Chief Executive Officer and a member of our board of directors, is employed by the Company as Director of Electrical Engineering. The Company has established compensation for Ms. Fambro that it believes is commensurate with her professional role, qualifications, experience, and the levels of compensation for employees in similar positions within the Company.

For the period from January 1, 2024, through December 31, 2025, Ms. Fambro’s compensation included base salary, standard employee benefits consistent with those provided to other employees at her level, and equity awards granted under the Company’s equity incentive plan. During this period, her annual base salary was set at levels considered appropriate for her evolving role and responsibilities; for instance, her annual base salary is $200,000. The aggregate value of compensation, including salary, benefits, and the grant date fair value of equity awards, paid or awarded to Ms. Fambro exceeded $120,000 in each of the fiscal years 2024 and 2025, thereby constituting related party transactions requiring disclosure.

Ms. Fambro remains eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future. The terms and conditions of such awards, if any, will be determined by our board of directors or compensation committee in its discretion.

Indemnification

Our Amended Charter and our Bylaws, require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our Bylaws also require us to advance expenses incurred by our directors and officers.

We plan to enter into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted written policies for the review and approval of transactions with related persons in order to comply with applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. Such policies consist of a director conflicts and investment policy, administered by our audit and compliance committee, and our employee conflicts and investment policy, administered internally.

Our written related party transactions policy requires that any transaction with a related person that must be reported under applicable rules of the SEC must be reviewed and approved or ratified by our audit committee, unless the related party is, or is associated with, a member of that committee, in which event the transaction must be reviewed and approved by our nominating and corporate governance committee.

Prior to our listing on Nasdaq, we had no formal, written policy or procedure for the review and approval of related party transactions.

Director Independence

Our Class B common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within a specified period of such company’s listing of its shares. In addition, rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that each of Mr. Kirton and Mr. Butz are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and current and prior relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Nasdaq listing standards generally require a majority of the members of the board of directors to be independent and for the audit committee to consist of at least three independent directors. Our board consists of four members, two of whom, Todd Butz and Tony Kirton, are independent under Nasdaq rules, and both of whom will serve on our audit committee. We are relying on the phase-in provisions of Nasdaq Rule 5615, which permit companies listing in connection with their initial public offering to phase-in compliance with the majority-independent board and three-member audit committee requirements. Specifically, we will be required to have a majority independent board and an audit committee of at least three independent directors within one year of listing. We intend to comply with these requirements within the allotted timeframe.

Until such time as we have appointed an additional independent director, we will not comply with the Nasdaq requirement that a majority of our directors be independent and that our audit committee have three independent members. This limited period of non-compliance could increase the risk that the oversight of our board and audit committee is less robust than would be the case if these requirements were fully satisfied at the time of listing. See “Item 1A. Risk Factors - We will not initially comply with Nasdaq’s requirements for a majority-independent board and an audit committee composed of three independent directors, which could create additional risks until we achieve compliance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our independent registered public accounting firm is dbbmckennon. The following table summarizes the fees billed by dbbmckennon for audit and other services provided to the Company for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees (1)	$202,913	$70,350
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$202,913	$70,350

(1)	Audit fees consist of fees for our quarterly reviews and audits of our financial statements, and fees relating to registration statement reviews, consents and comfort letters.

Pre-Approval Policy

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding the pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm.

Since our direct listing in October 2025, all services rendered by dbbmckennon were pre-approved by the Audit Committee. Prior to the direct listing, such services were approved by the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.1
3.2	Amended and Restated Bylaws of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.2
4.1	Form of Voting Agreement	1-A POS	024-11479	August 10, 2023	5.1
4.2	Warrant issued to Amato and Partners, LLC dated November 15, 2024 (FMV Price)	S-1	333-289898	August 27, 2025	4.2
4.3	Amendment dated August 27, 2025 to Warrant issued to Amato and Partners, LLC dated November 15, 2024 (FMV Price)	S-1	333-289898	August 27, 2025	4.3
4.4	Warrant issued to Amato and Partners, LLC dated November 15, 2024 (Fixed Price)	S-1	333-289898	August 27, 2025	4.4
4.5	Warrant issued to US Capital Global Securities, LLC dated October 4, 2024	S-1	333-289898	August 27, 2025	4.5
4.6	Warrant issued to US Capital Global Securities, LLC dated October 25, 2024	S-1	333-289898	August 27, 2025	4.6
4.7	Warrant issued to US Capital Global Securities, LLC dated October 31, 2024	S-1	333-289898	August 27, 2025	4.7
4.8	Warrant issued to US Capital Global Securities, LLC dated December 2, 2024	S-1	333-289898	August 27, 2025	4.8
4.9	Form of Common Warrant	8-K	001-42884	January 26, 2026	4.1
4.10	Form of Placement Agent Warrant	8-K	001-42884	January 26, 2026	4.2
4.11	Form of Inducement Warrant	8-K	001-42884	March 12, 2026	4.1
4.12*	Description of Securities
10.1	2021 Stock Option and Incentive Plan #	1-K	24R-00472	May 2, 2022	6.1
10.2	Andromeda Interfaces Inc. Agreement and Plan of Merger and Settlement Agreement(^)	1-K	24R-00472	April 28, 2023	6.2
10.3	Chery Supply Agreement as amended	1-K	24R-00472	April 28, 2023	6.3
10.4	Option Agreement with Chris Anthony #	1-K	24R-00472	May 2, 2022	6.4
10.5	Option Agreement with Steve Fambro #	1-K	24R-00472	May 2, 2022	6.6
10.6	Single Tenant Lease - Net between the Company and EV 2340, LLC	1-A POS	024-11479	July 13, 2022	6.7
10.7	Lease between the Company and H.G. Fenton Property Company	1-A POS	024-11479	July 13, 2022	6.8
10.8	Share Purchase Agreement, dated as of October 13, 2025, by and between Aptera Motors Corp. and New Circle Principal Investments LLC.	8-K	001-42884	October 14, 2025	10.1
10.9	Registration Rights Agreement, dated as of October 13, 2025, by and between Aptera Motors Corp. and New Circle Principal Investments LLC.	8-K	001-42884	October 14, 2025	4.1
10.10	Employment Agreement, effective October 16, 2025, by and between the Company and Chris Anthony.#	8-K	001-42884	October 22, 2025	10.1
10.11	Employment Agreement, effective October 16, 2025, by and between the Company and Steve Fambro.#	8-K	001-42884	October 22, 2025	10.2
10.12	Engagement Agreement, effective October 16, 2025, by and between the Company and Tom DaPolito.#	8-K	001-42884	October 22, 2025	10.3
10.13	Form of Indemnification Agreement.#	8-K	001-42884	October 22, 2025	10.4

10.14	2025 Omnibus Equity Incentive Plan.#	8-K	001-42884	October 22, 2025	10.5
10.15	Form of ISO Grant Agreement.#	8-K	001-42884	October 22, 2025	10.6
10.16	Form of NSO Grant Agreement.#	8-K	001-42884	October 22, 2025	10.7
10.17	Form of RSU Agreement.#	8-K	001-42884	October 22, 2025	10.8
10.18	Form of Securities Purchase Agreement	8-K	001-42884	January 26, 2026	10.1
10.19	Form of Placement Agency Agreement	8-K	001-42884	January 26, 2026	10.2
10.20	Form of Lock-Up Agreement	S-1	333-292655	January 9, 2026	10.19
10.21	Form of Inducement Agreement	8-K	001-42884	March 12, 2026	10.1
19.1*	Aptera Motors Corp. Insider Trading Policy
21.1	Subsidiaries of the Company	S-1	333-289898	August 27, 2025	21.1
23.1*	Consent of dbbMcKennon
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Aptera Motors Corp. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

APTERA MOTORS CORP.

Date: March 30, 2026	By:	/s/ Chris Anthony
Chris Anthony
Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Tom DaPolito
Tom DaPolito
Interim Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Anthony	Co-Chief Executive Officer	March 30, 2026
Chris Anthony	(Principal Executive Officer)

/s/ Tom DaPolito	Interim Chief Financial Officer	March 30, 2026
Tom DaPolito	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steve Fambro	Co-Chief Executive Officer and Director	March 30, 2026
Steve Fambro

/s/ Tony Kirton	Chairman of the Board of Directors	March 30, 2026
Tony Kirton

/s/ Todd Butz	Director	March 30, 2026
Todd Butz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aptera Motors Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptera Motors Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative net cash used in operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/dbbmckennon

San Diego, California

PCAOB Firm ID #3501

March 30, 2026

We have served as the Company’s auditor since 2019

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,608	$13,160
Grant funds receivable	-	855
Prepaids and other	511	375
Total current assets	10,119	14,390
Deposits and other long-term assets	1,139	1,550
Property and equipment, net	17,753	16,885
Right of use assets – operating lease, net	1,226	2,104
Total assets	$30,237	$34,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,700	$277
Accrued liabilities	2,537	1,159
Unearned reservation fees	4,078	4,086
Current portion of operating lease liabilities	1,156	1,030
Total current liabilities	9,471	6,552
Operating lease liabilities, net of current portion	311	1,468
Other long-term liabilities	15	15
Total liabilities	9,797	8,035

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 and 31,304,495 authorized; 0 and 3,721,394 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (Note 7)	-	-
Class A Common Stock, $0.0001 par value, 190,000,000 shares authorized, 12,266,105 and 18,486,999 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	2
Class B Common Stock, $0.0001 par value, 115,000,000 shares authorized, 15,718,440 and 4,877,990 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	341,887	304,584
Subscription receivables	(131)	(281)
Accumulated deficit	(321,319)	(277,412)
Total stockholders’ equity	20,440	26,894
Total liabilities and stockholders’ equity	$30,237	$34,929

See accompanying notes.

APTERA MOTORS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024
Revenues	$-	$-

Operating Expenses:
General, selling, and administrative	26,768	20,090
Research and development	21,342	17,031
Total operating expenses	48,110	37,121

Operating loss	(48,110)	(37,121)
Other income	4,203	2,214
Net Loss	$(43,907)	$(34,907)

Weighted average loss per share of Class A and Class B common stock basic and diluted	$(1.79)	$(1.52)
Weighted average shares outstanding of Class A and B common stock - basic and diluted	24,492,781	23,036,809

See accompanying notes.

APTERA MOTORS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Common Stock to be Issued (Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable)	Deficit	Equity
Balance December 31, 2023	3,721,394	$-	18,486,999	$2	4,100,349	$1	$268,001	$(814)	$(242,505)	$24,685
Sale of common stock	-	-	-	-	744,329	-	22,929	533	-	23,462
Stock issuance costs	-	-	-	-	-	-	(1,822)	-	-	(1,822)
Exercise of stock options	-	-	-	-	642	-	7	-	-	7
Shares issued for conversion of convertible notes and interest	-	-	-	-	27,877	-	703	-	-	703
Stock-based compensation for outside services	-	-	-	-	4,793	-	2,677	-	-	2,677
Employee and contractor stock-based compensation	-	-	-	-	-	-	12,089	-	-	12,089
Net loss	-	-	-	-	-	-	-	-	(34,907)	(34,907)
As of December 31, 2024	3,721,394	$-	18,486,999	$2	4,877,990	$1	$304,584	$(281)	$(277,412)	$26,894
Sale of common stock	-	-	-	-	843,417	-	14,178	150	-	14,328
Stock issuance costs	-	-	-	-	-	-	(1,563)	-	-	(1,563)
Share conversions	(3,721,394)	-	(6,220,894)	(1)	9,950,059	1	-	-	-	-
Exercise of warrants	-	-	-	-	1,500	-	-	-	-	-
Stock-based compensation for outside services	-	-	-	-	45,474	-	442	-	-	442
Employee and contractor stock-based compensation	-	-	-	-	-	-	24,246	-	-	24,246
Net loss	-	-	-	-	-	-	-	-	(43,907)	(43,907)
As of December 31, 2025	-	$-	12,266,105	$1	15,718,440	$2	$341,887	$(131)	$(321,319)	$20,440

See accompanying notes.

APTERA MOTORS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net loss	$(43,907)	$(34,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566	498
Amortization of debt discount on convertible notes	-	57
Asset impairment and disposal	-	857
Stock based compensation	24,313	14,766
Changes in operating assets and liabilities:
Grant funds receivable	855	(510)
Prepaids and other	364	40
Deposits and other long-term assets	(89)	743
Accounts payable	1,423	(4,503)
Accrued expenses	1,378	352
Unearned reservation fees	(8)	223
Other long-term liabilities	-	-
Operating lease assets and liability, net	(153)	(118)
Net cash used in operating activities	(15,258)	(22,502)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,434)	(3,570)
Net cash used in investing activities	(1,434)	(3,570)
Cash Flows from Financing Activities
Proceeds from sale of common stock	14,328	23,462
Proceeds from 2024 convertible notes	-	618
Proceeds from exercise of stock options	-	7
Common stock issuance costs	(1,188)	(1,822)
Net cash provided by financing activities	13,140	22,265

Increase (decrease) in cash and cash equivalents	(3,552)	(3,807)
Cash and cash equivalents, beginning of period	13,160	16,967
Cash and cash equivalents, end of period	$9,608	$13,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$10
Cash paid for income taxes	$-	$1
Non-cash investing and financing activities:
Subscriptions receivable	$131	$281
Stock-based compensation included in common stock issuance costs	$375	$-
Shares issued for conversion of convertible notes payable and accrued interest	$-	$703

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

Going Concern and Management’s Plans

We have incurred losses from operations since inception and have not generated any revenue to date. We expect to incur significant costs associated with vehicle development, testing, and the commencement of production before generating revenue. As of December 31, 2025, our existing cash and cash equivalents were not sufficient to fund our current operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management is executing a multi-phased financial strategy to address our liquidity needs and fund our path to production. Significant milestones achieved during 2025 and subsequent to year-end include:

●	Nasdaq Direct Listing: On October 16, 2025, our Class B Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEV,” providing a platform for broader access to public capital markets.

●	Equity Line of Credit (“ELOC”): In October 2025, we entered into a share purchase agreement providing a committed $75 million equity line of credit. Between mid-November 2025 and January 2026, we successfully utilized this facility to raise approximately $3.0 million in gross proceeds.

●	January 2026 Capital Raise: Subsequent to year-end, in January 2026, the Company successfully raised an additional $9 million ($8.2 million, net of direct offering expenses) through the issuance of common stock and warrants. In connection with this financing, the Company’s ELOC was subject to a 45-day lock-up period through March 12, 2026.

●	March 2026 Warrant Exercises: During the first quarter of 2026, the Company received aggregate gross cash proceeds of approximately $8.1 million from warrant exercises, which included a $6.3 million warrant inducement transaction completed on March 12, 2026.

Our ability to continue as a going concern is dependent on our ability to obtain sufficient funding by accessing the remaining capacity under our $75 million ELOC and raising additional capital through public or private markets. Following the successful capital raises in early 2026, management estimates that an additional $45 million to $50 million is required to fund the initial low-volume production phase of our Carlsbad facility.

While management believes our access to the public markets and the ELOC provide a viable path to necessary liquidity, there is no guarantee that we will be able to draw down sufficient amounts or secure additional financing on favorable terms. If we are unable to obtain adequate financing, we may be required to implement significant cost-cutting measures or significantly curtail our operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, research and development tax credits previously presented as a reduction of operating expenses have been reclassified to other income. This reclassification had no impact on total net loss, total assets, or stockholders’ equity.

Additionally, stock-based compensation in the Consolidated Statements of Cash Flows for the year ended December 31, 2024 has been revised by $28 thousand to conform to the current period presentation, with an offsetting adjustment to accrued liabilities. This revision had no impact on total net loss, total assets, or stockholders’ equity.

Reverse Stock Split

The accompanying condensed consolidated financial statements and related notes have been retroactively restated to reflect a 1-for-3 reverse stock split of the Company’s common and preferred stock outstanding as effected on August 5, 2025.

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

The following are the classes of assets and liabilities measured at fair value:

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$4,799	$-	$-	$4,799
Total	$4,799	$-	$-	$4,799

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$8,770	$-	$-	$8,770
Total	$8,770	$-	$-	$8,770

As of December 31, 2025 and 2024, the respective carrying value of cash and cash equivalents, receivables, other current assets, accounts payable, unearned reservation fees and short-term debt approximated their fair values.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents contained $4.1 million of unearned refundable customer reservation fees.

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

For the year ended December 31, 2025, we recorded no impairment charges on long-lived assets. For the year ended December 31, 2024, we recorded impairment charges of $0.8 million related to construction-in-progress assets, as further discussed in Note 4 to our consolidated financial statements.

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

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of December 31, 2025 and 2024, we had approximately $2.1 million and $9.0 million in open purchase orders, respectively.

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

Advertising Costs

The Company expenses advertising and promotional costs as incurred. Advertising costs are included within selling, general, and administrative expenses in the accompanying consolidated statements of operations. Advertising expenses were $1.3 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025, and 2024, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There are currently no open Federal or State audits. The Company has not recorded any liability for uncertain tax positions as of December 31, 2025, and 2024.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”), granted to employees, directors, and non-employees based on their estimated grant-date fair value.

●	Stock Options: The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.

●	Restricted Stock Units: The fair value of RSUs is determined based on the closing market price of the Company’s Class B Common Stock on the date of grant.

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

Loss Per Share

We compute net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted calculations. Dilutive securities consist of Preferred Stock, restricted stock units, stock options and warrants issued under the Company’s 2025 Omnibus Equity Incentive Plan and 2021 Stock Option and Incentive Plan.

Potentially dilutive securities outstanding were as follows:

	December 31, 2025	December 31, 2024
Preferred stock	-	3,721,394
Restricted stock units	381,414	-
Stock options	6,652,405	3,803,417
Warrants	868,167	868,167
Potentially dilutive securities	7,901,986	8,392,978

For the years ended December 31, 2025 and 2024, we incurred a net loss for which the effects of our potentially dilutive securities would be antidilutive and are therefore excluded from diluted net loss per share calculations.

The following table sets forth the computation of basic net loss per share of Class A and Class B stock (in thousands, except per share amounts):

	Year Ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator
Allocation of losses	$(32,933)	$(10,974)	$(28,013)	$(6,894)
Denominator
Weighted average shares outstanding	18,371,259	6,121,522	18,486,999	4,549,810
Basic net loss per share	(1.79)	(1.79)	(1.52)	(1.52)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public business entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). The Company adopted this standard effective January 1, 2025. As the Company operates as a single reportable segment, the adoption impacted disclosures only and did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this standard effective January 1, 2025. As the Company maintains a full valuation allowance against its deferred tax assets, the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application to Profits Interest and Similar Awards. This update clarifies the application of Topic 718 to certain share-based payment awards to determine if they should be accounted for as compensation or as a reduction of the transaction price. The Company adopted this standard effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2024, the FASB issued ASU 2025-06, Codification Improvements—Amendments to Subtopic 350-40 (Internal-Use Software). This update simplifies the accounting for internal-use software and clarifies capitalization milestones. The Company adopted this standard effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or its policies regarding capitalized software and manufacturing system development costs.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update requires public business entities to disclose, in tabular form, specific natural expense categories (such as employee compensation, depreciation, and amortization) that are included in relevant expense captions on the face of the income statement. For the Company, the standard is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

NOTE 3 – GRANT FUNDS RECEIVABLE

On February 15, 2023, we were awarded a $21.9 million grant from the California Energy Commission (“CEC”), which provides for the reimbursement of certain capital investments and operating costs related to battery and solar and production applications for our vehicle, subject to milestone achievements. Reimbursement requests made by us are recorded as grant funds receivable and other income, net of a 10% retention amount, which CEC holds until there is evidence of project completion. None of the amount retained by the CEC is recognized as other income. The project and grant reimbursement period concludes in the first quarter of 2027. Completion of the project requires us to meet significant milestones in the future, the probability of which is uncertain, particularly as milestone schedules are subject to ongoing discussion and revision based on the timing of required capital funding.

Through December 31, 2025, the Company has submitted reimbursement requests totaling approximately $3.9 million. Of this amount, approximately $3.2 million has been received in cash. The remaining balance of approximately $0.7 million had not been collected as of December 31, 2025. Because the release of these funds is contingent upon meeting specific future milestones, and because the timing and size of future capital raises is uncertain, the Company recorded a full allowance against this $0.7 million receivable as of period end.

The Company expects to recognize additional income and receive disbursements under the grant only upon the successful financing and achievement of these future milestones.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$843	$761
Computers, hardware and software	142	95
Research and development equipment	778	740
Other equipment	2,023	933
Construction in progress	15,684	15,507
	19,470	18,036
Less accumulated depreciation and amortization	(1,717)	(1,151)
Total property and equipment, net	$17,753	$16,885

Impairment of Long-Lived Assets

During the fourth quarter of 2025, the Company identified triggering events, including continued operating losses and the need for substantial additional capital to reach commercial production, which required an evaluation of its long-lived assets for impairment.

The Company performed a recoverability test by comparing the carrying value of its primary asset group—which includes production tooling and construction-in-progress—to the estimated probability-weighted undiscounted future cash flows expected to be generated by the use and eventual disposition of those assets. The realization of these projected cash flows is materially dependent upon the Company’s ability to secure additional financing to complete vehicle validation and commence initial production.

Based on management’s current projections, which assume continued access to capital markets, the estimated undiscounted future cash flows exceeded the carrying value of the asset group. Accordingly, no impairment charge was recognized for the year ended December 31, 2025. However, if the Company is unable to obtain sufficient financing on a timely basis or experiences significant delays in its production timeline, it may be required to recognize material impairment charges in future periods. During the year ended December 31, 2024, the Company recorded a $0.8 million non-cash charge to research and development expenses to impair and abandon construction in progress assets related to an electric motor technology that was replaced in the Company’s production plan.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company has a Technology License Agreement (“TLA”) with Chery Automobile Co. Ltd. (“Chery”), as amended in 2023, granting the Company a non-transferable license to use certain Chery automobile parts technology, know-how, and data.

Under the amended TLA, the cash consideration component has been fully satisfied. The agreement includes a remaining contingent obligation for the Company to issue up to $5.0 million in shares of Class B Common Stock to Chery. This obligation is triggered in installments upon the Company entering into specific parts supply agreements with Chery and receiving the initial batches of parts under those agreements. The timing and ultimate issuance of these shares are dependent on the Company proceeding with these specific purchasing milestones. The Company also holds certain rights of first refusal regarding the shares held by Chery. The Company recorded $334 thousand and $60 thousand of expense related to the TLA in the years ended December 31, 2025 and 2024, respectively. Additionally, $1.1 million of expense remained to be recognized related to the TLA as of December 31, 2025.

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

NOTE 6 – LEASES

As of December 31, 2025, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California. We record leases at lease commencement, which is the date when the underlying asset is made available for use by the lessor.

The lease commenced on February 1, 2022, and has a term of 62 months, expiring on April 1, 2027.

The lease agreement includes scheduled rent escalations over the lease term, with monthly base rent ranging from $91,000 to $106,000. The lease also included rent abatement for the second and thirteenth months of the lease. Lease expense is recognized on a straight-line basis over the lease term.

A security deposit of $2.5 million was paid in connection with the lease, $1.5 million of which has been returned to the Company as of December 31, 2025. The lease is a triple net lease, meaning the Company is responsible for all costs, expenses, and obligations relating to the facility, including operating expenses, repairs, insurance, and taxes.

In March 2026, the Company amended the terms of this lease to extend the lease expiration date through March 31, 2028, with monthly base rent of approximately $106,000 (See Note 10 — Subsequent Events).

Our lease agreement does not provide an implied borrowing rate and we have, therefore, used a benchmark approach to derive an appropriate incremental borrowing rate. We used companies of similar credit ratings and comparable credit quality to derive a benchmark incremental borrowing rate to discount lease liabilities through the remaining lease term.

Operating lease obligations are presented as follows on the condensed consolidated balance sheets (in thousands):

	As of December 31,
	2025	2024
Operating lease assets, net	$1,226	$2,104

Current portion of lease liabilities	1,156	1,030
Long-term lease liabilities	311	1,468
	$1,467	$2,498

The following table summarizes the annual contractual maturities of operating lease liabilities (in thousands):

As of December 31, 2025
2026	$1,227
2027	314
Total minimum lease payments	1,541
Imputed interest	(74)
Total minimum lease payments	$1,467

We recorded $1.0 million as operating lease expense for the years ended December 31, 2025 and 2024, respectively. This expense is allocated to “General, selling, and administrative” and “Research and development” expenses in the condensed consolidated statements of operations.

Other information related to our lease obligations is as follows:

	As of December 31,
	2025	2024
Supplemental lease information:
Weighted average remaining lease term (in years)	1.25	2.25
Weighted average discount rate	8.30%	8.30%

	As of December 31,
	2025	2024
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,191	$1,139

NOTE 7 – STOCKHOLDERS’ EQUITY

Transition to Public Benefit Corporation and Direct Listing

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

Preferred Stock

During the year ended December 31, 2025, in connection with its direct listing, the Company reduced the number of authorized preferred stock to 20,000,000 from 31,304,495 as of December 31, 2024.

In July 2025, the holders of 3,721,394 shares of Series B-1 Preferred Stock, representing all outstanding shares, approved an amendment to the automatic conversion provisions, allowing conversion upon the earlier of (i) a Qualified Public Company Event, as defined in the Company’s certificate of incorporation, or (ii) another date or event approved by the holders of a majority of the then-outstanding Series B-1 Preferred Stock.

On September 30, 2025, the Company’s registration statement on Form S-1 relating to its Class B Common Stock became effective with the U.S. Securities and Exchange Commission. As a result, all 3,721,394 outstanding shares of Series B-1 Preferred Stock automatically converted into Class B Common Stock on a one-for-one basis on September 30, 2025.

As of December 31, 2025, no shares of preferred stock remained issued or outstanding. Prior to the conversion on September 30, 2025, holders of then-outstanding Series B-1 Preferred Stock were entitled to certain preferences in the event of a liquidation of the Company’s assets, including priority distributions of funds and declared but unpaid dividends.

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

During the year ended December 31, 2025, certain holders voluntarily converted an aggregate of 6,220,894 shares of Class A common stock into an equal number of shares of Class B Common Stock pursuant to these terms, which included 733,009 shares converted in October 2025 following the direct listing.

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

Equity Line of Credit (ELOC)

On October 13, 2025, the Company entered into a Share Purchase Agreement with New Circle Principal Investments LLC (the “Investor”), providing the Company with access to up to $75.0 million in capital over a 36-month period. Under the terms of the agreement, the Company has the right, but not the obligation, to sell shares of its Class B Common Stock to the Investor at its discretion. The purchase price for the shares is based on the Volume Weighted Average Price (VWAP) during a specified pricing period, less a negotiated discount (3% for a 3-day VWAP or 4% for a 1-day VWAP).

Total shares of Class B Common Stock issuable under the ELOC are limited to 19.99% of the shares outstanding as of October 13, 2025, unless stockholder approval is obtained or not required under applicable Nasdaq rules. Furthermore, the Investor cannot beneficially own more than 4.99% (or 9.99% upon notice) of the Company’s outstanding shares of Class B Common Stock at any given time. Accessing the facility requires an effective resale registration statement, which the Company filed on Form S-1 on October 23, 2025, to initially register 6,000,000 shares for this purpose.

Common Stock Warrants

During the year ended December 31, 2024, the Company issued an aggregate of 866,666 warrants to purchase Class B Common Stock to a single service provider in two distinct tranches. The first tranche consisted of 333,333 warrants issued with a fixed exercise price of $31.50 per share. These warrants vested over six months from the date of issuance, resulting in the recognition of $7.3 million and $2.4 million in stock-based compensation expense within selling, general, and administrative expenses during the years ended December 31, 2025 and 2024, respectively. The second tranche consisted of 533,333 warrants issued with an exercise price contingent upon a 5-day measurement period following the Company’s initial listing on a national exchange. Following the Company’s direct listing, the exercise price for this second tranche was formally established on October 22, 2025, at $5.28 per share. The warrants in the second tranche vested upon the completion of the direct listing, and accordingly, the Company recognized $3.2 million in stock-based compensation expense within selling, general, and administrative expenses during the year ended December 31, 2025 as a result. The fair value of the second tranche was determined as of the date the exercise price was established using the Black-Scholes option pricing model, using inputs consistent with those described in Note 8, except that the expected term reflected the actual contractual term of the warrants as of the valuation date.

All outstanding warrants issued under this agreement are classified within stockholders’ equity.

Stock Issuance Costs

Stock issuance costs consist of fees and commissions paid to service providers and electronic investor platforms in connection with our ELOC and Regulation Crowdfunding offerings. For the year ended December 31, 2025, the Company recorded stock issuance costs of $1.6 million, which included $375,000 satisfied through the issuance of 45,127 shares of Class B Common Stock to the Company’s ELOC service provider at a price of $8.31 per share. The Company recorded $1.8 million in stock issuance costs recorded for the year ended December 31, 2024.

NOTE 8 – STOCK-BASED COMPENSATION

2025 Omnibus Equity Incentive Plan

In August 2025, the Company’s Board of Directors and stockholders approved and adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), which became effective in October 2025 in connection with the Company’s direct listing on the Nasdaq Capital Market. Upon the effectiveness of the 2025 Plan, the 2021 Plan was terminated, and no further awards will be granted under the 2021 Plan (although all outstanding awards under the 2021 Plan continue in effect in accordance with their original terms).

The 2025 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock units (RSUs), and other equity-based awards to our employees, officers, non-employee directors, and consultants. The primary purpose of the 2025 Plan is to align the interests of these eligible individuals with those of our stockholders, providing them with a sense of proprietorship and personal involvement in our development and financial success, and enabling us to attract and retain critical talent.

The 2025 Plan is administered by the Board or a designated committee (the “Committee”). The maximum aggregate number of shares of Class B common stock reserved and authorized for issuance under the 2025 Plan is 14,000,000. If any award granted under the 2025 Plan expires, is forfeited, or is terminated without being exercised or settled in full, the shares subject to such award will again become available for future issuance. The Committee has the discretion to determine the terms and conditions of all awards, including vesting schedules and performance criteria. The exercise price of stock options granted under the 2025 Plan may not be less than 100% of the fair market value of our Class B common stock on the date of grant, and the term of options may not exceed ten years.

As of December 31, 2025, the number of shares of Class B common stock that remain available for future issuance under the 2025 Plan was 11,301,972.

2021 Stock Option and Incentive Plan

In June 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized the grant of up to 6,333,333 shares of common stock through stock options and restricted stock awards to employees, directors, and consultants. Stock options granted under the 2021 Plan generally vest over a four-year period (with one-quarter vesting on the first anniversary of the vesting commencement date), expire ten years from the date of grant, and have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date.

On October 16, 2025, in connection with the adoption of the 2025 Plan, the 2021 Plan was terminated. As a result, no further awards may be granted under the 2021 Plan. However, all awards outstanding under the 2021 Plan upon its termination continue in effect in accordance with their original terms. As of December 31, 2025, zero shares remain available for future issuance under the 2021 Plan.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2025, is as follows (aggregate intrinsic values in thousands):

	Options	Weighted average exercise price	Aggregate Intrinsic value	Weighted average grant date fair value	Weighted average remaining contractual Term
Balance at December 31, 2023	3,935,218	$17.43	$55,344	$14.43	8.00
Granted	355,683	31.50	-	25.53	9.70
Exercised	(642)	11.40	-	9.96	-
Forfeited	(11,988)	31.29	-	26.25	-
Expired	(474,854)	14.10	-	11.31	-
Balance at December 31, 2024	3,803,417	19.17	46,903	15.84	6.80
Granted	3,119,236	11.43	-	12.31	9.66
Forfeited	(60,271)	31.50	-	30.49	-
Expired	(209,977)	15.67	-	11.56	-
Outstanding and expected to vest at December 31, 2025	6,652,405	15.54	-	14.13	7.72
Vested and exercisable at December 31, 2025	3,598,567	19.35	-	16.78	6.08

The total fair value of stock options granted during the years ended December 31, 2025, and 2024, was $37.3 million and $9.1 million, respectively, which is being recognized over their respective vesting periods. The total fair value of stock options vested during the year ended December 31, 2025 and 2024 was approximately $7.9 million and $9.0 million, respectively.

We estimate the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of our share price over the expected term, expected risk-free interest rate, and the underlying estimated fair value of our common stock.

	Year Ended December 31,
	2025	2024
Weighted average risk-free interest rate	3.87% - 4.06%	3.60%
Weighted average expected volatility	94.46% - 105.96%	107.15%
Weighted average expected term (in years)	3.04 - 4.00	5.78
Expected dividend yield	-	-
Exercise price	$4.85 - $31.50	$25.98
Estimated fair value of stock price	$3.96 - $37.83	$31.50

Expected Option Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Due to the Company’s limited historical exercise behavior, the Company utilizes the simplified method to estimate the expected term of its stock options. Under this approach, the expected term is calculated as the midpoint between the weighted-average vesting period and the contractual term of the options.

Expected Volatility: Expected volatility is a measure of the amount by which the Company’s share price is anticipated to fluctuate during the expected term of the options. Because the Company recently completed its direct listing and does not have sufficient historical trading data for its own Class B Common Stock over a period commensurate with the expected term, expected volatility is estimated based on the historical volatility of a peer group of publicly traded companies. These comparable companies are selected based on similarities in industry, stage of life cycle, size, and financial leverage.

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock options on the date of grant.

Dividend Yield: The Company has never declared or paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Estimated Fair Value of Common Stock: Prior to the Company’s direct listing, the fair value of the shares of common stock underlying stock options was determined by the Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors, including contemporaneous valuations performed by an independent third-party valuation specialist in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Following the commencement of trading of the Company’s Class B Common Stock on the Nasdaq Capital Market, the fair value of the common stock underlying stock options is determined based on the closing market price of the Company’s Class B Common Stock on the date of grant.

Modification of Option Grants

During the years ended December 31, 2025 and 2024, the Company modified the post-termination exercise period for stock option awards granted to certain former employees, executives, and board members. Specifically, the modifications extended the period during which these individuals may exercise their options after leaving the Company. These changes resulted in incremental stock-based compensation expense of $0.5 million and $5.5 million for the years ended December 31, 2025 and 2024, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	-	$-
Granted	414,320	5.63
Vested	(32,906)	6.76
Forfeited	-	-
Nonvested at December 31, 2025	381,414	$5.10

The total fair value of RSUs vested during the year ended December 31, 2025 was approximately $0.2 million. There were no RSUs granted or vested during the year ended December 31, 2024.

Allocation of Stock-based Compensation

The allocation of stock-based compensation expense was as follows (in thousands):

	For the year ended December 31,
	2025	2024
General, selling and administrative	$16,922	$11,302
Research and development	7,391	3,464
Stock-based compensation expense	$24,313	$14,766
Stock-based compensation recorded to equity (stock issuance costs)	375	-
Total stock-based compensation	$24,688	$14,766

During the year ended December 31, 2025, the Company paid advisory fees to its ELOC provider by issuing shares of Class B common stock (see Note 7). The grant-date fair value of the shares issued for the advisory fees was recorded as stock issuance costs as a reduction to additional paid-in capital.

As of December 31, 2025, the total unrecognized compensation cost related to outstanding time-based options was $32.1 million, which is expected to be recognized over a weighted-average period of 3.14 years.

NOTE 9 – INCOME TAXES

For the years ended December 31, 2025, and 2024, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2025, and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

ASU 2023-09 requires disaggregation of pretax income (loss), income tax expense (benefit), and income taxes paid by jurisdiction. The Company has an inactive subsidiary in Italy, however, all pretax income (loss) is domestic (United States).

During the years ended December 31, 2025 and 2024, the Company did not record a provision for income taxes because it has incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

For the years ended December 31, 2025 and 2024 there were no income taxes paid. As no income taxes were paid, disaggregation by federal, state, or foreign jurisdiction was not applicable for the period presented.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets as of December 31, 2025, and 2024.

As of December 31, 2025, and 2024, the Company had net deferred tax assets of $65.5 million and $56.3 million respectively, against which a full valuation allowance had been recorded. The change in the valuation allowance for the year ended December 31, 2025, was an increase of $9.2 million related to U.S. federal and California jurisdictions in the amounts of $6.5 million and $2.7 million, respectively. The increase in the valuation allowance for the year ended December 31, 2025, was mainly attributable to an increase in the net operating loss carryforward, which resulted in an increase in the deferred tax assets and a corresponding valuation allowance.

A reconciliation of the U.S. federal statutory income tax rate of 21% to our effective income tax rate from continuing operations is as follows (dollars in thousands):

	December 31, 2025		December 31, 2024

Pretax income (loss)	$(43,907)		$(34,906)
U.S. federal statutory tax	(9,220)	21.0%	(7,330)	21.0%
California state tax, net of federal tax benefit and related valuation allowance	—	0.0%	—	0.0%
Foreign tax effects	—	0.0%	—	0.0%
Effect of changes in tax laws or rates	—	0.0%	—	0.0%
Research tax credit	(752)	1.7%	(650)	1.8%
Change in valuation allowance	6,491	(14.8)%	8,954	(25.7)%
Nontaxable or nondeductible items:
Meals and entertainment	9	0.0%	10	(0.1)%
Change in uncertain tax positions	—	0.0%	—	0.0%
Other adjustments:
Deferred tax adjustments	3,472	(7.9)%	(984)	2.8%
Income tax expense	$—	—	$—	—

Significant components of the Company’s deferred tax assets as of December 31, 2025, and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Capitalized start-up costs	$8,217	$8,901
Capitalized research and development costs	10,844	12,572
Stock compensation	16,963	17,893
Net operating loss carryforward	20,349	12,255
Warrants	3,675	---
Deferred revenue	1,141	1,143
Intangible assets	283	261
Fixed assets	23	54
Right of use lease liability	411	699
Unrealized losses	78	21
Research tax credit carryforward	3,869	3,117
Total deferred tax assets	65,853	56,916
Deferred tax liability:
Right of use lease asset	(343)	(589)
Net deferred tax asset before valuation allowance	65,510	56,327
Valuation allowance	$(65,510)	$(56,327)
Net deferred tax assets	-	-

The Company is subject to tax in U.S. federal and state jurisdictions. The Company also files an inactive tax return in Italy with respect to its inactive subsidiary in Italy. As of December 31, 2025, the Company had unused U.S. federal and state net operating loss (NOL) carryforwards of approximately $70.9 million that may be applied against future taxable income. The state NOL carryforwards begin to expire in 2044. The U.S. federal NOL carryforward may be carried forward indefinitely, however are limited to 80 percent of taxable income. The Company has unused U.S. federal and California research and experimentation (R&E) tax credit carryforwards of approximately $3.4 million and $0.5 million, respectively. The U.S. R&E tax credit carryforward begins to expire in 2042. The California R&E tax credit carryforward does not expire.

The use of the Company’s NOL and R&E credit carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five-percent stockholders (or certain groups of non-five-percent stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service.

If an ownership change occurs and if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal and taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if its use of NOL carryforwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase the Company’s state income, franchise, or similar taxes.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The Company did not have any significant unrecognized tax benefits during the years ended December 31, 2025 and 2024. The Company files income tax returns in the U.S. federal jurisdiction, California, and Italy. The Company’s U.S. federal and state tax returns since 2022 and 2021, respectively, remain open to examination by the taxing authorities. The Company’s initial Italy tax return for 2025 remains open to examination by the taxing authorities.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date of December 31, 2025, through March 30, 2026, the date these consolidated financial statements were issued. Material subsequent events include:

On January 8, 2026, the Company appointed Tony Kirton as Chairman of the Board of Directors. The Company granted an RSU award to the Chair of its Board of Directors with a grant date fair value of $200,000 (the “Chair Award”). The number of RSUs granted was determined by dividing the target grant date fair value by the closing price of the Company’s common stock on the grant date of $4.63 per share, resulting in an award of 43,197 RSUs. The Chair Award vests in full on the one-year anniversary of the grant date, January 8, 2027, subject to the Chair’s continued service through such date. Stock-based compensation expense associated with the Chair Award will be recognized on a straight-line basis over the one-year requisite service period commencing January 8, 2026.

On January 26, 2026, the Company closed a registered public offering, issuing 4,500,000 shares of Class B common stock and accompanying common stock warrants to purchase up to 4,500,000 shares of Class B common stock. The combined public offering price was $2.00 per share and accompanying warrant, resulting in gross proceeds of approximately $9.0 million, before deducting placement agent fees and other offering expenses. The warrants were issued with an exercise price of $2.00 per share, became exercisable immediately, and expire five years from the issuance date.

In connection with the January 2026 Public Offering, the Company’s utilization of the ELOC became subject to a 45-day lock-up period, which expired on March 12, 2026.

On March 12, 2026, the Company entered into a warrant inducement agreement with certain holders of the warrants previously issued in the January 2026 public offering. Pursuant to the agreement, the holders exercised warrants to purchase 3,167,500 shares of Class B common stock for gross cash proceeds of approximately $6.3 million, before deducting financial advisor fees and other transaction expenses. In consideration for the immediate cash exercise of these warrants, the Company issued new, unregistered warrants to purchase up to 4,751,250 shares of Class B common stock. The new warrants have an exercise price of $3.50 per share, are immediately exercisable, and expire five years from the date of issuance. Combined with additional warrant exercises during the first quarter of 2026, the Company received aggregate gross cash proceeds of approximately $8.1 million from warrant exercises subsequent to December 31, 2025.

On March 17, 2026, the Company entered into the Third Amendment to its existing lease agreement for its primary facility. The amendment extends the lease term by twelve months through March 31, 2028. The Company’s future minimum lease commitment under the extended term will be reflected in its financial statements beginning in the period of execution.

