Form 10-Q
period 2026-03-31
Aptera Motors Corp
filed 2026-05-13
CIK 1786471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 8, 2026, there were 24,627,694 Class B Common Stock, $0.0001 par value issued and outstanding.

APTERA MOTORS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,721	$9,608
Prepaids and other	492	511
Total current assets	18,213	10,119
Deposits and other long-term assets	1,050	1,139
Property and equipment, net	17,604	17,753
Right of use assets – operating lease, net	2,116	1,226
Total assets	$38,983	$30,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$620	$1,700
Accrued liabilities	2,308	2,538
Unearned reservation fees	4,083	4,077
Current portion of operating lease liabilities	1,099	1,156
Total current liabilities	8,110	9,471
Operating lease liabilities, net of current portion	1,214	311
Other long-term liabilities	15	15
Total liabilities	9,339	9,797

Commitments and contingencies (Note 3)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 authorized; 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class A Common Stock, $0.0001 par value, 190,000,000 shares authorized, 12,026,870 and 12,266,105 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B Common Stock, $0.0001 par value, 115,000,000 shares authorized, 24,573,741 and 15,718,440 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	361,153	341,887
Subscription receivables	-	(131)
Accumulated deficit	(331,513)	(321,319)
Total stockholders’ equity	29,644	20,440
Total liabilities and stockholders’ equity	$38,983	$30,237

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$-	$-

Operating Expenses:
General, selling, and administrative	4,427	7,948
Research and development	5,905	3,214
Total operating expenses	10,332	11,162

Operating loss	(10,332)	(11,162)
Other income	138	295
Net Loss	$(10,194)	$(10,867)

Weighted average loss per share of Class A and Class B common stock basic and diluted	$(0.32)	(0.46)
Weighted average shares outstanding of Class A and B common stock - basic and diluted	32,145,836	23,377,204

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Common Stock to be Issued (Subscriptions		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable)		Deficit	Equity
Balance January 1, 2025	3,721,394	$-	18,486,999	$2	4,877,990	$1	$304,584	$(281	)$	(277,412)	$26,894
Sale of common stock	-	-	-	-	30,990	-	1,056	193		-	1,249
Stock issuance costs	-	-	-	-	-	-	(99)	-		-	(99)
Shares issued for services	-	-	-	-	-	-	4,921	-		-	4,921
Stock based compensation	-	-	-	-	-	-	1,154	-		-	1,154
Net loss	-	-	-	-	-	-	-	-		(10,867)	(10,867)
As of March 31, 2025	3,721,394	$-	18,486,999	$2	4,908,980	$1	$311,616	$(88	)$	(288,279)	$23,252

Balance January 1, 2026	-	$-	12,266,105	$1	15,718,440	$2	$341,887	$(131	)$	(321,319)	$20,440
Sale of common stock and warrants, net of issuance costs	-	-	-	-	4,500,000	1	8,186	131		-	8,318
Exercise of warrants, net of issuance costs	-	-	-	-	4,064,580	-	7,724	-		-	7,724
Share conversions	-	-	(239,235)	-	239,235	-	-	-		-	-
Vesting of restricted stock units	-	-	-	-	51,486	-	-	-		-	-
Stock-based compensation	-	-	-	-	-	-	3,356	-		-	3,356
Net loss	-		-	-	-	-	-	-		(10,194)	(10,194)
As of March 31, 2026	-	$-	12,026,870	$1	24,573,741	$3	$361,153	$-		$(331,513)	$29,644

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net loss	$(10,194)	$(10,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	135
Stock based compensation	3,356	6,075
Changes in operating assets and liabilities:
Prepaids and other	20	(245)
Deposits and other long-term assets	89	1,000
Accounts payable	(1,080)	231
Accrued liabilities and unearned reservation fees	(223)	147
Operating lease assets and liability, net	(45)	(35)
Net cash used in operating activities	(7,890)	(3,559)
Cash Flows from Investing Activities
Purchase of property and equipment	(39)	(10)
Net cash used in investing activities	(39)	(10)
Cash Flows from Financing Activities
Net proceeds from sale of common stock, warrants and exercise of warrants	16,042	1,155
Net cash provided by financing activities	16,042	1,155

Increase (decrease) in cash and cash equivalents	8,113	(2,414)
Cash and cash equivalents, beginning of period	9,608	13,160
Cash and cash equivalents, end of period	$17,721	$10,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$3
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Increase to right-of-use asset and lease liability from lease extension	$1,123	$-
Subscriptions receivable	$-	$88

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

Going Concern and Management’s Plans

We have incurred losses from operations since inception and have not generated any revenue to date. We expect to incur significant costs associated with vehicle development, testing, and the commencement of production before generating revenue. As of March 31, 2026, our existing cash and cash equivalents were not sufficient to fund our current operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management is executing a multi-phased financial strategy to address our liquidity needs and fund our path to production. Significant milestones achieved include:

●	Nasdaq Direct Listing: On October 16, 2025, our Class B Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEV,” providing a platform for broader access to public capital markets.

●	Equity Line of Credit (“ELOC”): In October 2025, we entered into a share purchase agreement providing a committed $75 million equity line of credit. Between mid-November and December 2025, we successfully utilized this facility to raise approximately $3.0 million in gross proceeds.

●	January 2026 Capital Raise: In January 2026, the Company successfully raised an additional $9 million ($8.2 million, net of direct offering expenses) through the issuance of common stock and warrants.

●	March 2026 Warrant Exercises: During the first quarter of 2026, the Company received aggregate gross cash proceeds of approximately $8.1 million from warrant exercises, which included a $6.3 million warrant inducement transaction completed on March 12, 2026.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in Form 10-K recently filed with the SEC. Interim results are not necessarily indicative of the results expected for the full year.

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

The following are the classes of assets and liabilities measured at fair value:

	As of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$10,764	$-	$-	$10,764
Total	$10,764	$-	$-	$10,764

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$4,799	$-	$-	$4,799
Total	$4,799	$-	$-	$4,799

As of March 31, 2026 and December 31, 2025, the respective carrying value of cash and cash equivalents, receivables, other current assets, accounts payable, unearned reservation fees and short-term debt approximated their fair values.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash and cash equivalents contained $4.1 million of unearned refundable customer reservation fees.

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

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of March 31, 2026 and December 31, 2025, we had approximately $2.2 and $2.1 million in open purchase orders, respectively.

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

Advertising Costs

The Company expenses advertising and promotional costs as incurred. Advertising costs are included within selling, general, and administrative expenses in the accompanying consolidated statements of operations. Advertising expenses were $0.15 million and $0.41 million for the three months ended March 31, 2026 and 2025, respectively.

Income Taxes

The Company provides for income taxes using the asset and liability approach. As of March 31, 2026, the Company continues to maintain a full valuation allowance against its net deferred tax assets, as management believes it remains more likely than not that they will not be realized. There have been no material changes to the Company’s liability for uncertain tax positions since December 31, 2025.

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

Loss Per Share

We compute net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted calculations. Dilutive securities consist of Preferred Stock, restricted stock units, stock options and warrants issued under the Company’s Equity Incentive Plans.

Potentially dilutive securities outstanding were as follows:

	March 31, 2026	March 31, 2025
Preferred stock	-	3,721,394
Restricted stock units	402,498	-
Stock options	6,440,255	3,678,890
Warrants	6,188,337	868,167
Potentially dilutive securities	13,031,090	8,268,451

For the three months ended March 31, 2026 and 2025, we incurred a net loss for which the effects of our potentially dilutive securities would be antidilutive and are therefore excluded from diluted net loss per share calculations.

The following table sets forth the computation of basic net loss per share of Class A and Class B stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Allocation of losses	$(3,874)	$(6,320)	$(8,594)	$(2,273)
Denominator:
Weighted average shares outstanding	12,215,600	19,930,236	18,486,999	4,890,205
Basic net loss per share	(0.32)	(0.32)	(0.46)	(0.46)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose specific natural expense categories within relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the guidance in Topic 270 by enhancing the navigability of required interim disclosures and clarifying the applicability of the guidance. The update also introduces a disclosure principle requiring the disclosure of events occurring since the end of the most recent annual reporting period that have a material impact on the entity. For the Company, the standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Litigation and Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. The Company is also subject to legal proceedings which arise in the ordinary course of business.

In August 2024, Zaptera USA, Inc. (“Zaptera”) filed a complaint against Aptera Motors Corp. in the U.S. District Court for the Southern District of California alleging design patent infringement, misappropriation of trade secrets, and declaratory judgment of patent ownership, among other claims.

In April 2026, the Company entered into a settlement agreement with Zaptera. Pursuant to the terms of the settlement, the Company agreed to issue 105,000 shares of Class B Common Stock and warrants to purchase up to 210,000 shares of Class B Common Stock at an exercise price of $2.78 expiring on April 8, 2029. As a result of the settlement, the Company accrued liability and recognized litigation expense equivalent to the estimated fair value of the settlement of approximately $0.6 million as of March 31, 2026 which is included in “Accrued liabilities” in the condensed consolidated balance sheets and “General, selling, and administrative” in the condensed consolidated statements of operations. On April 9, 2026, all claims related to the action were dismissed with prejudice.

In January 2025, the Company received a subpoena for documents from the staff of the Securities and Exchange Commission (SEC) related to its securities offerings and the production, design, and manufacture of our vehicles. This subpoena is part of an ongoing SEC investigation. The Company continues to cooperate fully with the investigation and is continuing to produce documents in response to the subpoena and subsequent requests.

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

NOTE 4 – LEASES

The Company leases approximately 77,000 rentable square feet of office, manufacturing, and assembly space at its principal facility in Carlsbad, California.

During the three months ended March 31, 2026, the Company executed an amendment to extend the lease term for this facility by an additional twelve months, establishing a new expiration date of March 31, 2028. The amendment established a revised monthly base rent of approximately $106,000 during the extension period and eliminated the Company’s previously existing options to extend the lease for two additional 60-month periods. Additionally, the amendment stipulates that $0.7 million of the Company’s existing security deposit will be applied toward monthly base rent payments commencing April 1, 2027, reducing the held deposit to $0.3 million over time.

As a result of this lease modification, the Company remeasured its lease liability and corresponding right-of-use (ROU) asset based on an updated incremental borrowing rate of 9.75%. This remeasurement resulted in an increase of $1.1 million to both the operating lease ROU asset and operating lease liability.

The following table presents supplemental information related to the Company’s operating lease:

	As of March 31, 2026	As of December 31, 2025
Supplemental lease information:
Weighted average remaining lease term (in years)	2.0	1.25
Weighted average discount rate	9.75%	8.30%

Maturities of operating lease liabilities as of March 31, 2026, are as follows:

The following table summarizes the annual contractual maturities of operating lease liabilities (in thousands):

As of March 31, 2026
2026 (remaining 9 months)	$950
2027	1,268
2028	316
Total minimum lease payments	2,534
Imputed interest	(221)
Present value of lease liabilities	$2,313

The Company recorded $0.3 million as operating lease expense for the three months ended March 31, 2026 and 2025, respectively. This expense is allocated to “General, selling, and administrative” and “Research and development” expenses in the condensed consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital stock includes Class A Common Stock and Class B Common Stock. The rights of the holders of both classes are identical, including rights to dividends and distributions upon liquidation, except with respect to voting and conversion. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders, while holders of Class B Common Stock are not entitled to voting rights, except as required by applicable law. Additionally, each share of Class A Common Stock is convertible at any time, at the option of the holder, into one share of non-voting Class B Common Stock on a one-for-one basis.

January 2026 Public Offering

On January 26, 2026, the Company closed a registered public offering, issuing 4,500,000 shares of Class B common stock and accompanying common stock warrants to purchase up to 4,500,000 shares of Class B common stock (“Existing Warrants”). The combined public offering price was $2.00 per share and accompanying warrant, resulting in gross proceeds of approximately $9.0 million, before deducting placement agent fees and other offering expenses of approximately $0.8 million. The warrants were issued with an exercise price of $2.00 per share, became exercisable immediately, and expire five years from the issuance date.

March 2026 Warrant Inducement

On March 12, 2026, the Company entered into a warrant inducement agreement with certain holders of the warrants previously issued in the January 2026 public offering. Pursuant to the agreement, the holders exercised Existing Warrants to purchase 3,167,500 shares of Class B common stock for gross cash proceeds of approximately $6.3 million, before deducting placement agent fees and other offering expenses of approximately $0.4 million. As consideration for the immediate cash exercise of these warrants, the Company issued new, unregistered warrants to purchase up to 4,751,250 shares of Class B common stock (“New Warrants”). The New Warrants have an exercise price of $3.50 per share, are immediately exercisable, and expire five years from the date of issuance.

The Company estimated the fair value of the New Warrants and the Existing Warrants tendered for exercise on the modification date using the Black-Scholes-Merton option pricing model, with an underlying stock price of $2.68 (the closing price of the Company’s Class B Common Stock on the modification date), expected volatility of 90.37% (based on the historical volatility of a peer group of publicly traded companies), a risk-free interest rate of 3.88% (based on the U.S. Treasury constant-maturity yield commensurate with the expected term), an expected dividend yield of 0%, and an expected term equal to the remaining contractual life of each instrument (5.00 years for the New Warrants and 4.87 years for the Existing Warrants). The aggregate fair value of the 4,751,250 New Warrants at issuance was approximately $8.6 million, and the aggregate fair value of the 3,167,500 Existing Warrants immediately before exchange was approximately $6.4 million. The resulting inducement consideration of approximately $4.4 million was recognized as a non-cash equity issuance cost. As both warrant series were determined to be equity-classified, the inducement transaction had no net impact on total stockholders’ equity and no impact on the condensed consolidated statement of operations for the three months ended March 31, 2026.

Warrant Activity

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted average exercise price	Weighted Average remaining contractual term
Balance at December 31, 2025	866,667	$15.36	8.6
Issued	9,386,250	2.77	4.9
Exercised	(4,064,580)	2.00	4.8
Expired	-	-	-
Outstanding and exercisable at March 31, 2026	6,188,337	5.09	5.5

Equity Line of Credit (ELOC)

In October 2025, the Company entered into a Share Purchase Agreement with New Circle Principal Investments LLC, providing the Company with the right, but not the obligation, to sell up to $75.0 million of its Class B Common Stock over a 36-month period. Shares are sold at the Company’s discretion at a purchase price based on the Volume Weighted Average Price (VWAP) during a specified pricing period, less a negotiated discount.

The Company’s ability to access capital under the ELOC is subject to the following primary constraints:

●	Exchange Cap: Total shares issued under the facility cannot exceed 19.99% of the shares outstanding as of October 13, 2025, unless stockholder approval is obtained or is not required under applicable Nasdaq rules.

●	Ownership Cap: The investor cannot beneficially own more than 4.99% (or 9.99% upon notice) of the Company’s outstanding Class B Common Stock at any given time.

●	Registration Requirement: Accessing the facility requires the Company to maintain an effective resale registration statement covering the shares.

In connection with the January 2026 Public Offering, the Company’s utilization of the ELOC became subject to a 45-day lock-up period, which expired on March 12, 2026. During the three months ended March 31, 2026, the Company did not sell shares of Class B Common Stock under the ELOC. As of March 31, 2026, $72.0 million remained available for future utilization under the facility.

NOTE 6 – STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company maintains the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), which allows for the grant of various equity-based awards to employees, officers, directors, and consultants. As of March 31, 2026, 11,258,775 shares of Class B Common Stock remained available for future issuance under the 2025 Plan. Although the 2021 Stock Option and Incentive Plan was terminated in October 2025, outstanding awards under that plan remain in effect according to their original terms.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2026, is as follows (aggregate intrinsic values in thousands):

	Options	Weighted average exercise price	Aggregate Intrinsic value	Weighted average grant date fair value	Weighted average remaining contractual Term
Balance at December 31, 2025	6,652,405	$15.54	-	$14.13	7.72
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(212,150)	13.96	-	22.92	-
Outstanding and expected to vest at March 31, 2026	6,440,255	15.59	-	13.84	7.72
Vested and exercisable at March 31, 2026	3,503,314	19.71		16.54	6.29

There were no options granted during the three months ended March 31, 2026 and 2025. The total fair value of stock options vested during the three months ended March 31, 2026 and 2025 was approximately $2.4 million and $0.9 million, respectively.

We estimate the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of our share price over the expected term, expected risk-free interest rate, and the underlying estimated fair value of our common stock. There were no options issued during the three months ended March 31, 2026 and 2025.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The expected term is estimated using the simplified method, and expected volatility is based on the historical volatility of a peer group of publicly traded companies.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	381,414	$5.10
Granted	43,197	4.63
Vested	(51,486)	4.94
Forfeited	-	-
Nonvested at March 31, 2026	373,125	5.51
Vested not yet issued at March 31, 2026	29,373	6.98

The total fair value of RSUs granted and vested during the three months ended March 31, 2026 was approximately $0.2 million and $0.2 million, respectively. There were no RSUs granted or vested during the three months ended March 31, 2025.

Allocation of Stock-based Compensation

The allocation of stock-based compensation expense was as follows (in thousands):

	For the three months ended March 31,
	2026	2025
General, selling and administrative	$1,340	$5,287
Research and development	2,016	788
Total stock-based compensation	$3,356	$6,075

As of March 31, 2026, the total unrecognized compensation cost related to outstanding time-based options was $31 million, which is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date of March 31, 2026, through May 13, 2026, the date these condensed consolidated financial statements were issued. Material events include:

Zaptera Litigation Settlement

On April 8, 2026, the Company entered into a settlement agreement with Zaptera USA, Inc. Pursuant to the terms of the settlement, the Company agreed to issue 105,000 shares of Class B Common Stock and warrants to purchase up to 210,000 shares of Class B Common Stock. The approximately $0.6 million settlement expense was accrued in the three months ended March 31, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Aptera was formed as a Delaware corporation on March 4, 2019, and transitioned to a Delaware public benefit corporation in October 2025, for the purpose of engaging in the production of energy-efficient, solar-powered vehicles. We first began accepting $100 reservations for our vehicle in December 2020 and as of March 31, 2026, we had approximately 49,000 reservation holders. We conducted two promotional programs that allowed investors to reserve priority reservations for initial customer vehicles. Under the first program, which ran from January 2023 through January 2024, the initial 2,000 delivery positions were offered through an auction process, resulting in an average investment exceeding $20,000 per position. Under the second program, which was conducted from April to August 2025, an additional 1,000 delivery positions were made available to investors making minimum investments of $5,000. We have not delivered any products to customers and have not recognized any revenue from the sale of vehicles.

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

Our production timeline has evolved and remains heavily dependent on our ability to secure sufficient capital in substantial tranches. This shift to larger funding rounds is necessary to allow us to place large-scale purchase orders and fulfill supplier commitments for our finalized production tooling. Our production plan for our Carlsbad facility is phased. The initial “low-volume” production phase requires an estimated $45 million to $50 million in capital to fund the remaining necessary tooling and validation programs. Following the initiation of low-volume production, a second phase to ramp to high-volume production (a target rate of approximately 20,000 vehicles per year, which we believe is our current facility’s maximum capacity based on consultations with Munro & Associates) would require an estimated additional $140 million to $160 million. Until the necessary funding for a given production phase is secured, we are unable to predict if and when that phase of production will commence, and our previously anticipated timelines are no longer indicative of our current expectations.

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

Results of Operations

Comparison of the results of operations for the three months ended March 31, 2026 and March 31, 2025

General, Selling and Administrative Expenses

	For the three months ended March 31, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Stock-based compensation	$1,340	$5,287	$(3,947)	(75)%
Corporate and overhead expenses	3,038	2,619	419	16%
Depreciation	49	42	7	17%
Selling, general and administrative	$4,427	$7,948	$(3,521)	(44)%

The decrease in selling, general and administrative expenses was primarily driven by a $3.9 million net reduction in stock-based compensation. This consisted of a $4.8 million decrease in equity-based advisory fees issued to non-employees, partially offset by a $1.1 million increase in employee share-based compensation. Additionally, advertising and marketing expenditures decreased by $0.3 million, reflecting a targeted reallocation of capital toward vehicle validation and production readiness.

These decreases were partially offset by a $0.4 million increase in costs associated with our transition to a publicly traded company, including compliance and directors’ and officers’ liability insurance premiums. Furthermore, legal expenses increased by $0.3 million, primarily associated with the accrued expenses from the April 2026 settlement of the Zaptera intellectual property matter and costs related to the ongoing SEC matter (see Part II, Item 1. Legal Proceedings).

Historically, we have tightly managed our administrative footprint by utilizing third-party consultants and outsourced professional services. As we transition toward final vehicle validation and commercial production, we expect to shift away from certain outsourced arrangements and bring more administrative and operational resources in-house on a full-time basis. To support this growth while prioritizing the allocation of cash toward production readiness, we have increasingly utilized equity-based remuneration. This includes a transition to settling all Board of Director compensation and executive bonuses in stock, as well as the broader use of long-term restricted stock unit awards. While we expect this strategy to preserve capital liquidity, it will result in elevated non-cash share-based compensation expense in future periods.

Consequently, we anticipate that our baseline selling, general and administrative expenses will increase as we scale. Furthermore, we expect to incur sustained, incremental expenses related to operating as a public company, including elevated legal, accounting, insurance, and investor relations costs. Additionally, in connection with our ongoing efforts to remediate the material weakness in internal control over financial reporting identified at year-end, we expect to incur near-term increases in professional fees and personnel costs as we implement enhancements to our control environment.

Research and Development Expenses

	For the three months ended March 31, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Engineering, design and development	$3,751	$2,333	$1,418	61%
Stock-based compensation	2,016	788	1,228	156%
Depreciation	138	93	45	48%
Research and Development	$5,905	$3,214	$2,690	84%

The increase in research and development expenses was primarily driven by higher stock-based compensation expense, which increased $1.2 million. We strategically used equity-based compensation—including stock-settled bonus payments and long-term restricted stock unit (RSU) awards—in lieu of cash, designed to preserve our capital liquidity while remaining highly competitive in talent acquisition and retention.

Other engineering, design, and development expenses accounted for the remainder of the variance. This was primarily driven by a $0.7 million increase in cash personnel costs resulting from strategic engineering headcount additions to support our vehicle validation and production program. Additionally, materials and supplies expense related to validation testing increased by $0.5 million, alongside a $0.2 million aggregate increase in engineering software licenses, computer equipment, and third-party contractors necessary to equip the expanded team. These increases were partially offset by a $0.04 million decrease in prototype tooling expenses, reflecting the maturation of our design phase.

As we continue to advance toward commercial production, our overarching objective is to allocate the maximum amount of available capital directly to vehicle validation, safety testing, and production readiness. To support this objective while protecting our liquidity, we expect to continue utilizing equity-based compensation as a core component of our remuneration strategy for engineering and technical staff. We anticipate that our baseline research and development expenses will remain elevated in the near term as we finalize pre-production milestones. Upon the commencement of commercial production, we expect certain engineering and manufacturing personnel costs to be capitalized into inventory and subsequently recognized as cost of goods sold.

Other Income

Other income was $0.1 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily due to lower grant reimbursement income from our California Energy Commission grant.

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended March 31, 2026 was $10.2 million compared to $10.9 million for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $39.0 million in total assets. Our primary source of liquidity at that date was $17.7 million in cash and cash equivalents. We did not have a recognized grant funds receivable balance as of March 31, 2026, as management maintains a full allowance against the remaining $0.7 million balance due to uncertainties regarding the timing of the capital raises required to trigger those reimbursements.

Our current baseline operational cash burn rate, covering essential personnel, ongoing regulatory compliance, and fixed costs, is approximately $1.7 to $2.0 million per month. This baseline burn rate remained elevated during the first quarter of 2026 due to significant expenses associated with operating as a publicly traded company, costs related to our Class B common stock offerings, and legal and other professional fees related to the SEC Investigation and the Zaptera settlement. Such costs are difficult to predict with certainty but are expected to continue to be material in the near term.

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

During the three months ended March 31, 2026, net cash used in operating activities was $7.9 million, compared to $3.6 million for the same period in 2025. This increase in operating cash usage was driven not only by the elevated professional fees noted above, but primarily by strategic cash investments in parts, materials, and supplies necessary to advance our vehicle validation and production readiness, as well as a reduction in accounts payable.

To fund these operations and investments, net cash provided by financing activities was $16.0 million during the first quarter of 2026. This was the result of two key financing transactions. On January 26, 2026, we closed a registered public offering, issuing 4,500,000 units (each consisting of one share of Class B common stock and one accompanying warrant) for gross proceeds of $9.0 million. Furthermore, we received an additional $8.1 million in aggregate gross proceeds from warrant exercises during the quarter, which included a $6.3 million warrant inducement transaction completed in March 2026.

We estimate that we will require an additional $45 million to $50 million to complete vehicle validation and prepare for low-volume production—including increased spending on engineering, validation, testing, production tooling, and the hiring of additional sales, marketing, and administrative personnel. We expect that the associated work would take approximately 12 months to complete from the time such capital is fully secured. While the commencement of the 12 month final production timeline requires securing this capital in substantial tranches, we are proactively deploying current liquidity to procure critical long-lead components and advance validation milestones to compress this timeline where possible. The ELOC provides a potential mechanism to access capital incrementally, subject to the conditions and limitations previously described. Our ability to effectively utilize the ELOC is highly dependent on the trading volume and market price of our Class B common stock.

As an additional source of potential near-term liquidity, of our total outstanding warrants as of March 31, 2026, approximately 5.2 million are exercisable for cash. If these specific warrants are fully exercised, they would generate up to $17.5 million in additional gross proceeds. This includes 4.75 million warrants issued in connection with our March 2026 inducement transaction which have exercise prices of $3.50. While these warrants represent a meaningful potential cash catalyst, any future proceeds are entirely dependent upon the holders’ discretionary election to exercise, which is inherently tied to the market performance of our Class B common stock.

Our awarded $21.9 million grant from the CEC remains a component of our potential future liquidity. Through March 31, 2026, we have received approximately $3.2 million in cash disbursements. We anticipate receiving further portions of the grant only if we are able to secure sufficient financing to make the eligible expenditures and meet the project milestones.

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

Liabilities

As of March 31, 2026, the Company’s total liabilities were $9.3 million. Major existing liabilities include $2.3 million in accrued liabilities, $4.1 million in unearned reservation fees, and $2.3 million in operating lease liabilities.

Commitment and Contingencies

Leases

As of March 31, 2026, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California under an operating lease agreement that expires March 31, 2028. For the three months ended March 31, 2026, we recorded $0.3 million of lease expense.

Purchase Orders

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of March 31, 2026, we had approximately $2.2 million in open purchase orders.

Litigation and Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States.

As of the date of this Quarterly Report, the Company is responding to a subpoena related to an ongoing SEC Investigation and recently settled a pending lawsuit with Zaptera, as described below.

Zaptera

In August 2024, Zaptera USA, Inc. (“Zaptera”) filed a complaint against Aptera Motors Corp. in the U.S. District Court for the Southern District of California alleging design patent infringement, misappropriation of trade secrets, and declaratory judgment of patent ownership, among other claims.

In April 2026, the Company entered into a settlement agreement with Zaptera. Pursuant to the terms of the settlement, the Company agreed to issue 105,000 shares of Class B Common Stock and warrants to purchase up to 210,000 shares of Class B Common Stock, resulting in a recognized litigation settlement charge of approximately $0.6 million. On April 9, 2026, all claims related to the action were dismissed with prejudice.

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

Our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting described below.

As previously disclosed, in our annual report on Form 10-K for the year ended December 31, 2025, we identified two material weaknesses in our internal control over financial reporting (“ICFR”):

1.	Accounting for stock-based compensation – deficiencies in the review, approval, and accounting for stock option modifications, which resulted in a restatement of our 2023 financial statements; and
2.	Lack of formalized accounting and financial reporting policies and procedures, which contributed to inconsistent policy application and limited segregation of duties.

We have continued implementing our remediation plans to address these material weaknesses. Actions taken to date include:

●	formalizing management and Board-level review and approval controls for all stock-based compensation modifications;
●	developing and beginning implementation of a comprehensive accounting policies and procedures manual; and
●	enhancing segregation of duties and management review processes within the finance function.

While significant progress has been made, management has not yet completed testing of the operating effectiveness of these new and enhanced controls. Accordingly, the material weaknesses have not been fully remediated, and our disclosure controls and procedures remain not effective as of March 31, 2026. We expect remediation efforts to continue through 2026 as we prepare for management’s first required assessment of ICFR effectiveness under Section 404(a) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation and Regulation” under Note 3 of the Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2025. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), certain equity awards were granted to our named executive officers during fiscal year 2025 and were discussed in the narrative disclosure and summary compensation table accompanying the “Executive Compensation” section of the 2025 Form 10-K. However, certain awards were inadvertently omitted from the “Outstanding Equity Awards at 2025 Fiscal Year-End” table included therein.

The Company is providing the corrected “Outstanding Equity Awards at 2025 Fiscal Year-End” table below to reflect the complete outstanding equity award holdings of each named executive officer as of December 31, 2025. Other than the inclusion of the previously omitted awards, no changes have been made to the table or to any other disclosures in the 2025 Form 10-K. All other information previously reported in the 2025 Form 10-K, including the summary compensation table and narrative discussion of these awards, remains accurate and unchanged.

Name	Grant Date	Number of securities underlying unexercised options - (#) exercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Chris Anthony, Co- Chief Executive Officer and Interim Chief Financial Officer	7/28/21	180,000	—	$11.40	7/28/31	—	—	—	—
	12/30/25		433,813	$4.85	12/30/35	—	—	—	—
Steve Fambro, Co- Chief Executive Officer and Secretary	7/28/21	180,000	—	$11.40	7/28/31	—	—	—	—
	12/30/25		433,813	$4.85	12/30/35	—	—	—	—
Tom DaPolito, Interim Chief Financial Officer	11/4/23	1,469	—	$31.50	11/1/33	—	—	—	—
	12/31/23	298	—	$31.50	12/28/33	—	—	—	—
	9/6/24	502	—	$31.50	9/4/34	—	—	—	—
	9/6/24	3,008	—	$31.50	9/4/34	—	—	—	—
	4/15/25	3,447	—	$31.50	4/13/35	—	—	—	—
	4/15/25	30,000	—	$31.50	4/13/35	—	—	—	—
	12/30/25		285,077	$4.85	12/30/35	—	—	—	—

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.1
3.2	Amended and Restated Bylaws of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.2
4.1	Form of Common Warrant	8-K	001-42884	January 26, 2026	4.1
4.2	Form of Placement Agent Warrant	8-K	001-42884	January 26, 2026	4.2
4.3	Form of Inducement Warrant	8-K	001-42884	March 12, 2026	4.1
10.1	Form of Securities Purchase Agreement	8-K	001-42884	January 26, 2026	10.1
10.2	Form of Placement Agency Agreement	8-K	001-42884	January 26, 2026	10.2
10.3	Form of Lock-Up Agreement	S-1	333-292655	January 9, 2026	10.19
10.4	Form of Inducement Agreement	8-K	001-42884	March 12, 2026	10.1
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTERA MOTORS CORP.

Date: May 13, 2026	By:	/s/ Chris Anthony
	Name:	Chris Anthony
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Tom DaPolito
	Name:	Tom DaPolito
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

