Form 10-Q
period 2026-06-30
Aptera Motors Corp
filed 2026-08-12
CIK 1786471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 6, 2026, there were 28,560,115 Class B Common Stock, $0.0001 par value issued and outstanding.

APTERA MOTORS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,131	$9,608
Prepaids and other	1,783	511
Total current assets	11,914	10,119
Deposits and other long-term assets	1,050	1,139
Property and equipment, net	17,594	17,753
Right of use assets – operating lease, net	1,849	1,226
Total assets	$32,407	$30,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$640	$1,700
Accrued liabilities	1,082	2,538
Unearned reservation fees	4,103	4,077
Financing arrangements	287	-
Current portion of operating lease liabilities	978	1,156
Total current liabilities	7,090	9,471
Operating lease liabilities, net of current portion	921	311
Other long-term liabilities	15	15
Total liabilities	8,026	9,797

Commitments and contingencies (Note 3)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 authorized; 0 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class A Common Stock, $0.0001 par value, 190,000,000 shares authorized, 11,983,010 and 12,266,105 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B Common Stock, $0.0001 par value, 115,000,000 shares authorized, 25,439,653 and 15,718,440 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	364,333	339,256
Subscription receivables	(190)	(131)
Accumulated deficit	(339,766)	(318,688)
Total stockholders’ equity	24,381	20,440
Total liabilities and stockholders’ equity	$32,407	$30,237

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$-	$-	$-	$-

Operating Expenses:
General, selling, and administrative	4,074	8,032	8,501	15,981
Research and development	7,089	5,872	12,994	9,086
Total operating expenses	11,163	13,904	21,495	25,067

Operating loss	(11,163)	(13,904)	(21,495)	(25,067)
Other income	279	1,833	416	2,129
Net Loss	$(10,884)	$(12,071)	$(21,079)	$(22,938)

Weighted average loss per share of Class A and Class B common stock basic and diluted	$(0.30)	$(0.52)	$(0.61)	$(0.98)
Weighted average shares outstanding of Class A and B common stock - basic and diluted	36,843,558	23,412,769	34,507,674	23,422,208

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance January 1, 2025	3,721,394	$—	18,486,999	$2	4,877,990	$1	$301,953	$(281)	$(274,781)	$26,894
Sale of common stock, net of issuance costs	—	—	—	—	30,990	—	956	193	—	1,149
Stock based compensation	—	—	—	—	—	—	6,076	—	—	6,076
Net loss	—	—	—	—	—	—	—	—	(10,867)	(10,867)
As of March 31, 2025	3,721,394	$—	18,486,999	$2	4,908,980	$1	$308,985	$(88)	$(285,648)	$23,252
Sale of common stock, net of issuance costs	—	—	—	—	155,261	—	5,846	76	—	5,922
Stock based compensation	—	—	—	—	347	—	9,710	—	—	9,710
Net loss	—	—	—	—	—	—	—	—	(12,071)	(12,071)
As of June 30, 2025	3,721,394	$—	18,486,999	$2	5,064,588	$1	$324,541	$(12)	$(297,719)	$26,813

Balance January 1, 2026	—	$—	12,266,105	$1	15,718,440	$2	$339,256	$(131)	$(318,688)	$20,440
Issuance of common stock and warrants from sale and exercise, net of issuance costs	—	—	—	—	8,564,580	1	15,910	131	—	16,042
Share conversions	—	—	(239,235)	—	239,235	—	—	—	—	—
Issuance of stock for vested RSUs	—	—	—	—	51,486	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,356	—	—	3,356
Net loss	—	—	—	—	—	—	—	—	(10,194)	(10,194)
As of March 31, 2026	—	$—	12,026,870	$1	24,573,741	$3	$358,522	$—	$(328,882)	$29,644
Issuance of common stock and warrants from sale and exercise, net of issuance costs	—	—	—	—	617,000	—	1,315	(190)	—	1,125
Share conversions	—	—	(43,860)	—	43,860	—	—	—	—	—
Issuance of stock for vested RSUs	—	—	—	—	148,872	—	—	—	—	—
Stock-based settlement of litigation (see Note 3)	—	—	—	—	—	—	646	—	—	646
Issuance of common stock to settle liabilities	—	—	—	—	56,180	—	150	—	—	150
Stock-based compensation	—	—	—	—	—	—	3,700	—	—	3,700
Net loss	—	—	—	—	—	—	—	—	(10,884)	(10,884)
As of June 30, 2026	—	$—	11,983,010	$1	25,439,653	$3	$364,333	$(190)	$(339,766)	$24,381

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net loss	$(21,079)	$(22,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359	270
Stock-based compensation	7,056	15,786
Non-cash legal settlement	646
Changes in operating assets and liabilities:
Grant funds receivable	-	(744)
Prepaids and other	(479)	(48)
Deposits and other long-term assets	89	500
Accounts payable	(1,060)	197
Accrued liabilities and unearned reservation fees	(1,280)	(79)
Operating lease assets and liability, net	(192)	(75)
Net cash used in operating activities	(15,940)	(7,131)
Cash Flows from Investing Activities
Purchase of property and equipment	(202)	(30)
Net cash used in investing activities	(202)	(30)
Cash Flows from Financing Activities
Net proceeds from sale of common stock, warrants and exercise of warrants	17,167	7,071
Payments on financing arrangements	(502)	-
Net cash provided by financing activities	16,665	7,071

Increase (decrease) in cash and cash equivalents	523	(90)
Cash and cash equivalents, beginning of period	9,608	13,160
Cash and cash equivalents, end of period	$10,131	$13,070

Supplemental disclosures of cash flow information:
Cash paid for interest	$30	$3
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Increase to right-of-use asset and lease liability from lease extension	$1,123	-
Settlement of litigation liability with issuance of equity instruments	$646	$-
Settlement of accrued liabilities with issuance of common stock	$150	$-
Insurance policies and software licenses financed	$789	$-

See accompanying notes.

APTERA MOTORS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS

Aptera Motors Corp. (“Aptera,” the “Company,” “we,” “us” or “our” and similar terms refers to Aptera Motors Corp. and its subsidiaries unless the context otherwise requires) was incorporated on March 4, 2019 (“Inception”) in the State of Delaware. The Company is developing a solar electric vehicle focused on efficiency. In September 2023, the Company established the subsidiary company Aptera Motors Italia Srl, based in Modena, Italy.

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

Going Concern and Our Plans

We have incurred losses from operations since inception and have not generated any revenue to date. We expect to incur significant costs associated with vehicle development, testing, and the commencement of production before generating revenue. As of June 30, 2026, our existing cash and cash equivalents were not sufficient to fund our current operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. After considering the plans described above, we have concluded that substantial doubt about our ability to continue as a going concern has not been alleviated because our plans are dependent on events and conditions that are not within our control, including our ability to raise additional capital on acceptable terms and in amounts sufficient to fund our operating and capital needs.

The Company is executing a multi-phased financial strategy to address our liquidity needs and fund our path to production. Significant milestones achieved include:

●	Nasdaq Direct Listing: On October 16, 2025, our Class B Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEV,” providing a platform for broader access to public capital markets.

●	Equity Line of Credit (“ELOC”): In October 2025, we entered into a share purchase agreement providing a committed $75 million equity line of credit. Through June 30, 2026, we had utilized this facility to raise approximately $4.3 million in aggregate gross proceeds.

●	January 2026 Capital Raise: In January 2026, the Company successfully raised an additional $9 million ($8.2 million, net of direct offering expenses) through the issuance of common stock and warrants.

●

March 2026 Warrant Exercises: During the first quarter of 2026, the Company received aggregate gross cash proceeds of approximately $8.1 million from warrant exercises, which included a $6.3 million warrant inducement transaction completed on March 12, 2026.

●	July 2026 Warrant Inducement Transaction: On July 13, 2026, subsequent to quarter-end, the Company closed a warrant inducement transaction generating approximately $6.0 million in gross cash proceeds. In connection with the transaction, the Company issued 4,320,000 new warrants at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable.

Our ability to continue as a going concern is dependent on our ability to obtain sufficient funding by accessing the remaining capacity under our $75 million ELOC and raising additional capital through public or private markets. Following the successful capital raises in early 2026, the Company estimates that an additional $40 million to $45 million is required to fund the initial low-volume production phase of our Carlsbad facility.

While the Company believes its access to the public markets and the ELOC provide a viable path to necessary liquidity, there is no guarantee that we will be able to draw down sufficient amounts or secure additional financing on favorable terms. If the Company is unable to obtain adequate financing, it may be required to implement significant cost-cutting measures or significantly curtail our operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are necessary in the Company’s opinion to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in Form 10-K filed with the SEC on March 30, 2026. Interim results are not necessarily indicative of the results expected for the full year.

The Company operates as a single reportable segment focused on the development of solar electric vehicles. The Co-Chief Executive Officers review consolidated financial information to assess performance and allocate resources. The Co-Chief Executive Officers function collectively as our chief operating decision maker.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting periods. We use historical and other pertinent information to determine those estimates. Actual results could materially differ from these estimates.

Reclassification

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Correction of Immaterial Error and Out of Period Adjustments

During the quarter ended June 30, 2026, management identified an error related to the accounting for contingent considerations within its technology licensing agreement (“TLA”) entered into in 2022. Specifically, that the recording of amounts related to those stock-based contingent consideration as expenses and paid-in capital prior to such liabilities being incurred was not appropriate under GAAP.

The error resulted in an overstatement of additional paid-in capital and an overstatement of accumulated deficit in previously issued interim and annual financial statements beginning with the year ended December 31, 2022. The error had no effect on the statement of cash flows previously reported due to its non-cash operating nature and has zero effect on total stockholders’ equity.

The Company evaluated the error qualitatively and quantitatively in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 and determined it was immaterial to each previously issued reporting period. Because correcting the cumulative amount solely through a catch-up adjustment in the current period would materially affect the comparability of the current period financial statements, management revised prior period comparative financial information for periods ended on or prior to December 31, 2024 and recorded an out-of-period adjustment of $0.4 million in the three months ended June 30, 2026 to reduce stock-based compensation expense and additional paid-in capital for amounts previously recorded in the year ended December 31, 2025 and the three months ended March 31, 2026. The net loss for the three months ended June 30, 2026 includes this adjustment.

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of December 31, 2024:

(in thousands)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	304,584	(2,631)	301,953
Accumulated deficit	(277,412)	2,631	(274,781)

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of March 31, 2025:

(in thousands)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	311,616	(2,631)	308,985
Accumulated deficit	(288,279)	2,631	(285,648)

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of June 30, 2025:

(in thousands)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	327,172	(2,631)	324,541
Accumulated deficit	(300,350)	2,631	(297,719)

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of September 30, 2025:

(in thousands)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	333,078	(2,631)	330,447
Accumulated deficit	(305,839)	2,631	(303,208)

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of December 31, 2025:

(in thousands)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	341,887	(2,631)	339,256
Accumulated deficit	(321,319)	2,631	(318,688)

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of March 31, 2026:

(in thousands)	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	361,153	(2,631)	358,522
Accumulated deficit	(331,513)	2,631	(328,882)

Additionally, during the quarter ended June 30, 2026, management identified an error in the presentation of financed arrangements for certain prepaid insurance policies and software licenses which were incorrectly presented on a net basis within prepaid assets, resulting in an understatement of financed arrangements and understatement of prepaids and other assets. Management evaluated the correction and determined that the effect of the correction was not material on previously reported financial statements and recorded the correction as of the current period. The out-of-period adjustment related to the balances of the financed arrangements as of December 31, 2025 was $0.7 million with a corresponding offset to prepaid assets. There was no impact on the statements of operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to the Company as of the balance sheet dates.

The following are the classes of assets and liabilities measured at fair value (amounts in thousands):

	As of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$4,788	$-	$-	$4,788
Total	$4,788	$-	$-	$4,788

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$4,799	$-	$-	$4,799
Total	$4,799	$-	$-	$4,799

As of June 30, 2026 and December 31, 2025, the respective carrying value of cash and cash equivalents, receivables, other current assets, accounts payable, unearned reservation fees and financing arrangements approximated their fair values.

Cash and Cash Equivalents

The Company considers all highly liquid cash instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash and cash equivalents contained $4.1 million and $4.1 million, respectively, of unearned refundable customer reservation fees.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers, hardware and software	3 years
Leasehold improvements	shorter of remaining lease term or 5 years
Machinery, tooling, and equipment	5 - 10 years
Other equipment	5 years
Production tooling equipment	5 years

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

Contracts Containing Share-Based Considerations

Contracts that must be settled in a variable number of the Company’s equity securities based on a fixed dollar amount are classified as liabilities and remeasured to fair value at each reporting date. When such a contract is settled through the issuance of stock, or when the number of shares to be issued becomes fixed, the liability is reclassified to additional paid-in capital. No such liabilities existed as of June 30, 2026. Accrued liabilities related to such contracts were $0.2 million as of December 31, 2025.

During the three months ended June 30, 2026, the Company settled previously accrued liabilities of $0.8 million through issuance of equity classified instruments.

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

Advertising Costs

The Company expenses advertising and promotional costs as incurred. Advertising costs are included within general, selling, and administrative expenses in the accompanying consolidated statements of operations. Advertising expenses were $0.1 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

Income Taxes

The Company provides for income taxes using the asset and liability approach. As of June 30, 2026, the Company continues to maintain a full valuation allowance against its net deferred tax assets, as the Company believes it remains more likely than not that they will not be realized. There have been no material changes to the Company’s liability for uncertain tax positions since December 31, 2025.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”), granted to employees, directors, and non-employees based on their estimated grant-date fair value. Equity instruments issued in connection with financing transactions or settlements of liabilities are not classified as stock-based compensation.

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

Potentially dilutive securities outstanding were as follows:

	June 30, 2026	June 30, 2025
Preferred stock	-	3,721,394
Restricted stock units	637,895	-
Stock options	6,847,074	4,404,688
Warrants	6,386,337	868,167
Stock awarded and not yet issued	105,000	-
Potentially dilutive securities	13,976,306	8,994,249

For the three and six months ended June 30, 2026 and 2025, we incurred a net loss for which the effects of our potentially dilutive securities would be antidilutive and are therefore excluded from diluted net loss per share calculations.

The following table sets forth the computation of basic net loss per share of Class A and Class B stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Allocation of losses	$(3,552)	$(7,332)	$(9,531)	$(2,540)
Denominator:
Weighted average shares outstanding	12,024,460	24,819,098	18,486,999	4,925,770
Basic net loss per share	$(0.30)	$(0.30)	$(0.52)	$(0.52)

	Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Allocation of losses	$(7,403)	$(13,676)	$(18,105)	$(4,833)
Denominator:
Weighted average shares outstanding	12,119,502	22,388,172	18,486,999	4,935,209
Basic net loss per share	$(0.61)	$(0.61)	$(0.98)	$(0.98)

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes authoritative guidance for the accounting of environmental credits and environmental credit obligations, including recognition, measurement, presentation, and disclosure requirements, in an effort to reduce diversity in practice and increase consistency of application across reporting entities. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Adoption of this ASU should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption, without recasting for any financial statement information before the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the provisions of this ASU.

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

In April 2026, the Company entered into a settlement agreement with Zaptera. Pursuant to the terms of the settlement, the Company agreed to issue 105,000 shares of Class B Common Stock and warrants to purchase up to 210,000 shares of Class B Common Stock at an exercise price of $2.78 expiring on April 8, 2029. As a result of the settlement, the Company accrued liability and recognized litigation expense equivalent to the estimated fair value of the settlement of approximately $0.6 million during the three months ended March 31, 2026, which was included in “General, selling, and administrative” expenses in the condensed consolidated statements of operations. On April 9, 2026, all claims related to the action were dismissed with prejudice. The fair value of the 105,000 shares was measured based on the closing price of Class B Common Stock on April 8, 2026 of $2.78 per share, resulting in a fair value of $0.3 million. The fair value of the 210,000 warrants was measured using the Black-Scholes option-pricing model with a unit fair value of $1.69, based on a stock price of $2.78, an exercise price of $2.78, a three-year term, expected volatility of 93.68% based on a peer-group daily volatility average, a risk-free rate of 3.78%, and no expected dividend yield, resulting in a fair value of $0.4 million. Under the settlement, the Company committed to issue a fixed number of shares and warrants; the related accrued liability was reclassified from accrued liabilities to additional paid-in capital during the three months ended June 30, 2026. As of June 30, 2026, the warrants have been issued and the 105,000 shares of Class B Common Stock are pending issuance.

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

Chery Technology License Agreement

In 2022, the Company entered into a Technology License Agreement (“TLA”) with Chery New Energy Automobile Co. Ltd. (“Chery”). The TLA provides the Company with access to Chery’s established supply chain, which helps streamline procurement and production processes. In addition, it provides the Company with access and option to incorporate certain Chery technologies and parts, such as components of their HVAC (Heating, Ventilation, and Air Conditioning) system, into Aptera’s vehicles. This collaboration aims to accelerate lead-up to production and drive the advancement of solar mobility.

The TLA, as amended in 2023, grants the Company a non-transferable license to use certain Chery automobile parts technology, know-how, and data. As consideration, the Company provided a total of $1.0 million in cash and issued common shares for a value equivalent to $4.0 million during 2022 for milestone 1 and 2 related to the transfer of technical documents for the technology. The TLA also contains contingent considerations to issue shares of class B common Stock to Chery for value equivalent to $5.0 million. This contingent obligation is triggered in two equal installments upon the Company entering into specific parts supply agreements with Chery and receiving the initial batches of parts under those agreements. The timing and ultimate issuance of these shares are dependent on the Company proceeding with these specific purchasing milestones. The Company also holds certain rights of first refusal regarding the shares held by Chery. The contract also calls for royalty per vehicle sold to be paid to Chery based on components or technology used in the final produced vehicles.

Purchase Obligations

The Company regularly enters into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of June 30, 2026 and December 31, 2025, we had approximately $5.5 million and $2.1 million in open purchase orders, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$841	$843
Computers, hardware and software	137	142
Machinery, tooling, and equipment	16,921	2,801
Construction in progress	1,766	15,684
	19,665	19,470
Less: accumulated depreciation and amortization	(2,071)	(1,717)
Property and equipment, net	$17,594	$17,753

During the three months ended June 30, 2026, the Company placed production tooling and related equipment in service. As a result, $14.1 million was reclassified from construction in progress to machinery, tooling, and equipment. Depreciation of the production tooling is charged to research and development expense.

NOTE 5 – LEASES

Operating Lease

The Company leases approximately 77,000 rentable square feet of office, manufacturing, and assembly space at its principal facility in Carlsbad, California.

During the six months ended June 30, 2026, the Company executed an amendment to extend the lease term for this facility by an additional twelve months, establishing a new expiration date of March 31, 2028. The amendment established a revised monthly base rent of approximately $106,000 during the extension period and eliminated the Company’s previously existing options to extend the lease for two additional 60-month periods. Additionally, the amendment stipulates that $0.7 million of the Company’s existing security deposit will be applied toward monthly base rent payments commencing April 1, 2027, reducing the held deposit to $0.3 million over time.

As a result of this lease modification, the Company remeasured its lease liability and corresponding right-of-use (ROU) asset based on an updated incremental borrowing rate of 9.75%. This remeasurement resulted in an increase of $1.1 million to both the operating lease ROU asset and operating lease liability.

The following table presents supplemental information related to the Company’s operating lease:

	As of June 30, 2026	As of December 31, 2025
Supplemental lease information:
Weighted average remaining lease term (in years)	1.75	1.25
Weighted average discount rate	9.75%	8.30%

Maturities of operating lease liabilities as of June 30, 2026, are as follows:

The following table summarizes the annual contractual maturities of operating lease liabilities (in thousands):

As of June 30, 2026
2026 (remaining 6 months)	$487
2027	1,265
2028	317
Total minimum lease payments	2,069
Imputed interest	(170)
Present value of lease liabilities	$1,899

The Company recorded $0.3 million and $0.3 million as operating lease expense for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. This expense is allocated to “General, selling, and administrative” and “Research and development” expenses in the condensed consolidated statements of operations.

NOTE 6 – FINANCING ARRANGEMENTS

From time to time the Company may enter into financing arrangements with its vendors or third party lenders to pay for certain expenditures for multiple annual insurance policies and multi-year software licenses. The Company presents such financing arrangements as liabilities when the right-of-setoff criteria are not met. As of June 30, 2026, the Company had outstanding $0.3 million related to such financing arrangements with annual interest rates ranging from 0% to 7.82% and remaining months to maturity ranging from 2 to 11 months.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

In connection with the January 2026 registered public offering, the Company issued to A.G.P./Alliance Global Partners, as placement agent, warrants to purchase up to 135,000 shares of Class B Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $2.10 per share, become exercisable approximately 181 days after the issuance date, and expire five years from the issuance date.

March 2026 Warrant Inducement

On March 12, 2026, the Company entered into a warrant inducement agreement with certain holders of the warrants previously issued in the January 2026 public offering. Pursuant to the agreement, the holders exercised Existing Warrants to purchase 3,167,500 shares of Class B Common Stock for gross cash proceeds of approximately $6.3 million, before deducting placement agent fees and other offering expenses of approximately $0.4 million. As consideration for the immediate cash exercise of these warrants, the Company issued new, warrants to purchase up to 4,751,250 shares of Class B Common Stock (“New Warrants”). The New Warrants have an exercise price of $3.50 per share, are immediately exercisable, and expire five years from the date of issuance. The issuance of the New Warrants was accounted for as an equity issuance cost associated with the exercise of the Existing Warrants, which had no net impact on equity as the New Warrants conveyed were determined to be equity classified.

Warrant Activity

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted average exercise price	Weighted Average remaining contractual term
Balance at December 31, 2025	866,667	$15.36	8.4
Issued	9,596,250	2.76	4.6
Exercised	(4,076,580)	2.00	4.6
Expired	-	-	-
Outstanding at June 30, 2026	6,386,337	4.96	5.2
Exercisable at June 30, 2026	6,251,337	5.02	5.2

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

In connection with the January 2026 Public Offering, the Company’s utilization of the ELOC became subject to a 45-day lock-up period, which expired on March 12, 2026. As of June 30, 2026, $70.7 million remained available for future utilization under the facility.

During the three months ended June 30, 2026, the Company sold 605,000 shares of Class B Common Stock under the ELOC facility for aggregate net proceeds of approximately $1.3 million, of which $0.2 million is outstanding as a subscription receivable. As of June 30, 2026, the Company had issued an aggregate of 1,170,000 shares of Class B Common Stock under the ELOC facility since inception. Aggregate issuances under the ELOC are limited to 5,471,846 shares (19.99% of the Company’s combined Class A and Class B outstanding as of October 13, 2025, the effective date of the facility). As of June 30, 2026, approximately 4,301,846 of the shares registered in connection with the ELOC remain available for issuance. Subsequent to June 30, 2026, the Company sold an additional 100,000 shares under the ELOC facility for aggregate net proceeds of approximately $0.2 million.

Contracts Containing Share-Based Considerations

During the three months ended June 30, 2026, the Company settled previously accrued liabilities of $0.2 million through issuance of Class B Common Stock. Additionally, the Company settled a previously accrued loss contingency for litigation of $0.6 million by executing a settlement agreement providing for the issuance of a fixed quantity of Class B Common Stock and warrants that was evaluated and determined to be an equity-classified contract.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company maintains the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), which allows for the grant of various equity-based awards to employees, officers, directors, and consultants. As of June 30, 2026, 10,428,023 shares of Class B Common Stock remained available for future issuance under the 2025 Plan. Although the 2021 Stock Option and Incentive Plan was terminated in October 2025, outstanding awards under that plan remain in effect according to their original terms.

In April 2026, 1,126,005 stock options awarded in December 2025 were modified to change the terms of vesting. There was no incremental compensation cost as a result of the modifications.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2026, is as follows (aggregate intrinsic values in thousands):

	Options	Weighted average exercise price	Aggregate Intrinsic value	Weighted average grant date fair value	Weighted average remaining contractual Term
Balance at December 31, 2025	6,652,405	$15.54	-	$14.13	7.72
Granted	406,819	2.89	-	2.33	9.22
Forfeited	-	-	-	-	-
Expired	(212,150)	13.96	-	22.92	-
Outstanding and expected to vest at June 30, 2026	6,847,074	14.84	-	13.29	7.43
Vested and exercisable at June 30, 2026	3,762,610	19.10		16.16	6.20

There were 406,819 options granted during the six months ended June 30, 2026 with a total grant-date fair value of $1.0 million. During the six months ended June 30, 2025, the Company granted 746,847 options with a total grant-date fair value of $28.3 million. The total fair value of stock options vested during the six months ended June 30, 2026 and 2025 was approximately $5.4 million and $5.6 million, respectively.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The expected term is estimated using the simplified method, and expected volatility is based on the historical volatility of a peer group of publicly traded companies.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Weighted average risk-free interest rate	3.98%	4.05%
Weighted average expected volatility	93.94%	105.97%
Weighted average expected term (in years)	7.03	5.84
Expected dividend yield	-	-
Weighted average exercise price	$4.32	$31.50
Estimated fair value of stock price	$4.17	$44.40

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	381,414	$5.10
Granted	423,933	3.41
Vested	(196,825)	4.08
Forfeited	-	-
Nonvested at June 30, 2026	608,522	4.52
Vested not yet issued at June 30, 2026	29,373	6.98

The total fair value of RSUs granted and vested during the six months ended June 30, 2026 was approximately $1.5 million and $0.8 million, respectively. There were no RSUs granted or vested during the six months ended June 30, 2025.

Allocation of Stock-based Compensation

The allocation of stock-based compensation expense was as follows (in thousands):

	For the three months ended June 30,
	2026	2025
General, selling and administrative	$2,295	$5,896
Research and development	1,405	3,814
Total stock-based compensation	$3,700	$9,710

	For the six months ended June 30,
	2026	2025
General, selling and administrative	$3,636	$11,167
Research and development	3,420	4,619
Total stock-based compensation	$7,056	$15,786

As of June 30, 2026, the total unrecognized compensation cost related to outstanding time-based options was $30.0 million, which is expected to be recognized over a weighted-average period of 2.68 years.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date of June 30, 2026, through August 12, 2026, the date these condensed consolidated financial statements were issued. Material events include:

July 2026 Warrant Inducement Transaction

On July 10, 2026, the Company entered into an inducement offer letter agreement with an existing holder of the Company’s warrants (the “July 2026 Inducement Agreement”). Under the terms of the July 2026 Inducement Agreement, the holder agreed to exercise 2,880,000 warrants at a reduced exercise price of $2.07 per share, generating aggregate gross proceeds to the Company of approximately $6.0 million. As inducement consideration for the exercise, the Company agreed to issue to the holder new warrants (the “July 2026 New Warrants”) to purchase up to 4,320,000 shares of Class B Common Stock at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable. The Company closed the transaction on July 13, 2026.

The Company evaluated the July 2026 New Warrants and determined that they meet the criteria for equity classification consistent with the equity classification analysis applied to warrants issued in the March 2026 warrant inducement transaction. The July 2026 Inducement Agreement was entered into after the balance sheet date and accordingly no amounts have been recognized with respect to the Inducement Agreement in the accompanying condensed consolidated financial statements.

Board Appointment

On August 11, 2026, the Board of Directors appointed Wellington "Duke" Reiter to serve as a director of the Company. In connection with his appointment, the Company approved compensation consisting of (i) an annual Board service retainer of $50,000 payable in fully-vested restricted stock units and (ii) a long-term incentive grant of restricted stock units with a grant-date value of $400,000, vesting in equal annual installments over four years, in each case with the number of restricted stock units determined by reference to the fair market value per share of the Company's Class B Common Stock on the applicable grant date.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and our plans and objectives for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect our current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Aptera Motors Corp. is a public benefit corporation and development stage company focused on the development and commercialization of solar electric vehicles. In October 2025, the Company completed a direct listing of its Class B Common Stock on The Nasdaq Capital Market.

The Company has not commenced production or generated any revenue from the sale of its products. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company obtaining additional financing and ultimately achieving profitable operations. To that end, in October 2025, we established an equity line of credit (“ELOC”) as a mechanism to incrementally access capital. We successfully utilized this ELOC between mid-November 2025 and June 2026 to raise approximately $4.3 million. Furthermore, during the first quarter of 2026, we successfully raised an aggregate of approximately $17.1 million in gross proceeds, consisting of $9.0 million from a follow-on public offering in January 2026 and an additional $8.1 million from subsequent warrant exercises, including a warrant inducement transaction completed in March 2026. This management’s discussion and analysis discusses the Company’s progress to date, its challenges, and its plans for the future, but should be read in conjunction with the consolidated financial statements and accompanying notes.

Subsequent to quarter-end, on July 13, 2026, the Company closed a warrant inducement transaction that generated approximately $6.0 million in gross cash proceeds and resulted in the issuance of 4,320,000 new warrants at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable. The additional 4,320,000 warrants issued in the July 2026 inducement transaction, if fully exercised for cash, would generate approximately $9.7 million in additional gross proceeds beginning in approximately January 2027. This transaction, together with the Company’s continued access to the ELOC facility and the currently exercisable warrants described in Note 7, are the key sources of near-term and medium-term liquidity that we are relying upon in our evaluation of the Company’s ability to continue as a going concern.

Aptera was formed as a Delaware corporation on March 4, 2019, and transitioned to a Delaware public benefit corporation in October 2025, for the purpose of engaging in the production of energy-efficient, solar-powered vehicles. We first began accepting $100 reservations for our vehicle in December 2020 and as of June 30, 2026, we had approximately 49,300 reservation holders. We conducted two promotional programs that allowed investors to reserve priority reservations for initial customer vehicles. Under the first program, which ran from January 2023 through January 2024, the initial 2,000 delivery positions were offered through an auction process, resulting in an average investment exceeding $20,000 per position. Under the second program, which was conducted from April to August 2025, an additional 1,000 delivery positions were made available to investors making minimum investments of $5,000. We have not delivered any products to customers and have not recognized any revenue from the sale of vehicles.

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

During the second quarter of 2026, we achieved several key operational and regulatory milestones. In May 2026, we drove the first five validation vehicles off our newly established low-volume validation assembly line at our Carlsbad facility. In June 2026, during real-world validation testing, our solar electric vehicle achieved more than 4 kilowatt-hours of daily solar generation, exceeding our internal solar charging targets. Additionally, on June 18, 2026, we received a Certificate of Conformity from the U.S. Environmental Protection Agency for the 2026 Aptera Launch Edition, one of the two primary federal certifications required before a vehicle can be legally sold in the United States. With the Certificate of Conformity in hand, the remaining federal requirement that must be satisfied before we can begin customer deliveries is compliance with the Federal Motor Vehicle Safety Standards, which we are working to demonstrate using vehicles built on our low-volume validation assembly line.

Our production timeline has evolved and remains heavily dependent on our ability to secure sufficient capital in substantial tranches. This shift to larger funding rounds is necessary to allow us to place large-scale purchase orders and fulfill supplier commitments for our finalized production tooling. Our production plan for our Carlsbad facility is phased. The initial “low-volume” production phase requires an estimated $40 million to $45 million in capital to fund the remaining necessary tooling and validation programs. Following the initiation of low-volume production, a second phase to ramp to high-volume production (a target rate of approximately 20,000 vehicles per year, which we believe is our current facility’s maximum capacity based on consultations with Munro & Associates) would require an estimated additional $140 million to $160 million. Until the necessary funding for a given production phase is secured, we are unable to predict if and when that phase of production will commence, and our previously anticipated timelines are no longer indicative of our current expectations.

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

Results of Operations

Comparison of the results of operations for the three months ended June 30, 2026 and June 30, 2025

General, Selling and Administrative Expenses

	For the three months ended June 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Stock-based compensation	$2,295	$5,896	$(3,601)	(61)%
Corporate and overhead expenses	1,731	2,094	(363)	(17)%
Depreciation	48	42	6	14%
Selling, general and administrative	$4,074	$8,032	$(3,958)	(49)%

The decrease in selling, general and administrative expenses was primarily driven by a $3.6 million net reduction in stock-based compensation, consisting of a $2.4 million decrease in equity-based advisory fees issued to non-employees and a $1.2 million decrease in employee share-based compensation. Sales and marketing expenses declined $0.3 million as marketing activities were reduced following the October 2025 direct listing. Legal expenses declined $0.5 million compared to the 2025 period, which contained higher fees related to the Zaptera intellectual property claim and other non-recurring matters.

These decreases were partially offset by approximately $0.2 million of higher costs associated with operating as a publicly traded company, including directors’ and officers’ liability insurance premiums, investor relations and transfer agent fees.

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

Research and Development Expenses

	For the three months ended June 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Engineering, design and development	$5,560	$1,965	$3,595	183%
Stock-based compensation	1,405	3,814	(2,409)	(63)%
Depreciation	124	93	31	33%
Research and Development	$7,089	$5,872	$1,217	21%

The increase in research and development expenses was primarily driven by a $3.6 million increase in engineering, design, and development expenses, driven by a $1.1 million increase in cash personnel costs from strategic engineering headcount additions and, more significantly, a $1.8 million increase in outside consulting services engaged to support our vehicle build, testing, and validation program, a $0.3 million increase in parts, materials, and supplies for the validation vehicle build, and approximately $0.3 million of other engineering-related operating cost increases. These increases were partially offset by a $2.4 million decrease in stock-based compensation expense, consisting of a $1.9 million reduction in employee share-based compensation and a $0.4 million favorable out-of-period adjustment related to the correction described in Note 2.

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

Other Income

Other income was $0.3 million for the three months ended June 30, 2026, compared to $1.8 million for the three months ended June 30, 2025. The change of $1.5 million was primarily due to a decrease in California Energy Commission grant reimbursement income and reduced interest income.

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2026 was $10.9 million compared to $12.1 million for the three months ended June 30, 2025.

Comparison of the results of operations for the six months ended June 30, 2026 and June 30, 2025

General, Selling and Administrative Expenses

	For the six months ended June 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Stock-based compensation	$3,636	$11,167	$(7,531)	(67)%
Corporate and overhead expenses	4,768	4,730	38	1%
Depreciation	97	84	13	15%
Selling, general and administrative	$8,501	$15,981	$(7,480)	(47)%

The change in selling, general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a $7.5 million net reduction in stock-based compensation, consisting of a $7.3 million decrease in equity-based advisory fees issued to non-employees and a $0.3 million decrease in employee share-based compensation. Sales and marketing expenses also decreased $0.5 million as marketing activities were reduced following the direct listing in October 2025.

These decreases were partially offset by approximately $0.6 million of higher costs associated with operating as a publicly traded company, including directors’ and officers’ liability insurance premiums, investor relations and transfer agent fees.

Research and Development Expenses

	For the six months ended June 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Engineering, design and development	$9,312	$4,281	$5,031	118%
Stock-based compensation	3,420	4,619	(1,199)	(26)%
Depreciation	262	186	76	41%
Research and Development	$12,994	$9,086	$3,908	43%

The change in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a $5.0 million increase in engineering, design and development expenses, reflecting a $1.8 million increase in cash personnel costs from strategic engineering headcount additions, a $2.1 million increase in outside consulting services engaged to support our vehicle build, testing, and validation program, a $0.5 million increase in parts, materials, and supplies for the validation vehicle build, and approximately $0.6 million of other engineering-related operating cost increases, including recruiting, engineering software, and freight expenses.

These increases were partially offset by a $1.2 million decrease in stock-based compensation expense, consisting of a $0.7 million reduction in employee share-based compensation and a $0.4 million favorable out-of-period adjustment related to the correction described in Note 2. Depreciation expense also increased $0.1 million as additional production tooling and equipment were placed in service during the period.

Other Income

Other income was $0.4 million for the six months ended June 30, 2026, compared to $2.1 million for the six months ended June 30, 2025. The change of $1.7 million was primarily due to lower California Energy Commission grant reimbursement income and reduced interest income.

Net Loss

As a result of the foregoing, the Company’s net loss for the six months ended June 30, 2026 was $21.1 million compared to $22.9 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $32.4 million in total assets. Our primary source of liquidity at that date was $10.1 million in cash and cash equivalents. We did not have a recognized grant funds receivable balance as of June 30, 2026, as we maintain a full allowance against the remaining $0.7 million balance due to uncertainties regarding the timing of the capital raises required to trigger those reimbursements.

Our current baseline operational cash burn rate, covering essential personnel, ongoing regulatory compliance, and fixed costs, is approximately $2.0 to $2.2 million per month. This baseline burn rate remained elevated during the first half of 2026 due to significant expenses associated with operating as a publicly traded company, costs related to our Class B Common Stock offerings, and legal and other professional fees related to the SEC Investigation and the Zaptera settlement. Such costs are difficult to predict with certainty but are expected to continue to be material in the near term.

Our existing cash and cash equivalents are not sufficient to fund our baseline operations for the next twelve months, nor are they sufficient to advance our vehicle production business plan. These factors continue to raise substantial doubt about our ability to continue as a going concern. After considering the plans described above, we have concluded that substantial doubt about our ability to continue as a going concern has not been alleviated because our plans are dependent on events and conditions that are not within our control, including our ability to raise additional capital on acceptable terms and in amounts sufficient to fund our operating and capital needs.

Our plan to address our liquidity needs and fund operations over the next twelve months relies primarily on accessing capital through the ELOC and potentially through other public market financings.

Subsequent to quarter-end, on July 13, 2026, the Company closed a warrant inducement transaction that generated approximately $6.0 million in gross cash proceeds and resulted in the issuance of 4,320,000 new warrants at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable. The additional 4.3 million warrants issued in the July 2026 inducement transaction, if fully exercised for cash, would generate approximately $9.7 million in additional gross proceeds beginning in approximately January 2027. This transaction, together with the Company’s continued access to the ELOC facility and the currently exercisable warrants described in Note 7, are the key sources of near-term and medium-term liquidity that we are relying upon in our evaluation of the Company’s ability to continue as a going concern. There can be no assurance that holders of the outstanding warrants will elect to exercise for cash or that the Company will be able to draw down sufficient amounts under the ELOC.

During the six months ended June 30, 2026, net cash used in operating activities was $15.9 million, compared to $7.1 million for the same period in 2025. This increase in operating cash usage was driven not only by the elevated professional fees noted above, but primarily by strategic cash investments in parts, materials, and supplies necessary to advance our vehicle validation and production readiness, as well as a reduction in accounts payable.

To fund these operations and investments, net cash provided by financing activities was $16.7 million during the six months ended June 30, 2026. This was the result of two key financing transactions. On January 26, 2026, we closed a registered public offering, issuing 4,500,000 units (each consisting of one share of Class B Common Stock and one accompanying warrant) for gross proceeds of $9.0 million. Furthermore, we received an additional $8.1 million in aggregate gross proceeds from warrant exercises during the quarter, which included a $6.3 million warrant inducement transaction completed in March 2026. In addition, during the second quarter of 2026, we sold 605,000 shares of Class B Common Stock under our ELOC facility for aggregate net proceeds of approximately $1.3 million. Subsequent to quarter-end, on July 13, 2026, we completed a warrant inducement transaction that generated approximately $6.0 million in gross cash proceeds.

We estimate that we will require an additional $40 million to $45 million to complete vehicle validation and prepare for low-volume production—including increased spending on engineering, validation, testing, production tooling, and the hiring of additional sales, marketing, and administrative personnel. We expect that the associated work would take less than 12 months to complete from the time such capital is fully secured. While the commencement of the final production timeline requires securing this capital in substantial tranches, we are proactively deploying current liquidity to procure critical long-lead components and advance validation milestones to compress this timeline where possible. The ELOC provides a potential mechanism to access capital incrementally, subject to the conditions and limitations previously described. Our ability to effectively utilize the ELOC is highly dependent on the trading volume and market price of our Class B Common Stock.

As of June 30, 2026, approximately 5.2 million of the Company’s outstanding warrants sold to investors carried exercise prices that, if fully exercised for cash, would have generated approximately $17.5 million in additional gross proceeds. Subsequent to quarter-end, on July 13, 2026, the Company entered into the warrant inducement transaction described above. Following that transaction, the Company had approximately 6.6 million warrants outstanding attributable to equity financings, which if exercised, would generate approximately $17.1 million in additional gross proceeds.

Our awarded $21.9 million grant from the CEC remains a component of our potential future liquidity. Through June 30, 2026, we have received approximately $17.6 million in cash disbursements. We anticipate receiving further portions of the grant only if we are able to secure sufficient financing to make the eligible expenditures and meet the project milestones.

Long-Term Cash Requirements

Beyond our immediate capital needs to commence low-volume production, our long-term business plan requires us to raise substantial additional capital for future growth and operational expansion. Our material cash requirements beyond the next 12 months are expected to include, but are not limited to, the following:

●	Scaling to High-Volume Production: We estimate needing $140 million to $160 million to fully equip our current Carlsbad facility and scale our manufacturing process to achieve our high-volume production target of 20,000 vehicles per year. This includes significant investment in additional automation, assembly line equipment, and quality control systems and is in addition to the $40 million to $45 million necessary to fund the remaining tooling and validation programs mentioned above.

●	Future Manufacturing Capacity: To meet our longer-term production targets that exceed the capacity of our current facility, we expect to require additional manufacturing capacity. This may involve securing or constructing new, larger facilities, which would represent a material future capital expenditure, the cost and timing of which has not yet been determined.

●	Expansion of Sales and Service Infrastructure: Our anticipated direct-to-consumer model will require significant investment to scale nationally. We expect to need to fund the establishment of regional pre-delivery and service centers, as well as expand our fleet of mobile service vehicles to support our customers and/or form relationships with third party vendors to provide this level of service.

●	Research and Development: To maintain our competitive advantage, we intend to continue investing in research and development. This includes developing future vehicle models, enhancing our proprietary solar and battery technology, and exploring other applications for our technology.

●	Working Capital: As we begin and scale production, our need for working capital is expected to increase significantly. The cash required to fund raw materials, work-in-process, and finished goods inventory is expected to increase substantially as our production volume grows.

●	Public Company Costs: We expect to continue to incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company.

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

Liabilities

As of June 30, 2026, the Company’s total liabilities were $8.0 million. Major existing liabilities include $1.1 million in accrued liabilities, $4.1 million in unearned reservation fees, and $1.9 million in operating lease liabilities.

Commitment and Contingencies

Leases

As of June 30, 2026, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California under an operating lease agreement that expires March 31, 2028. For the six months ended June 30, 2026, we recorded $0.5 million of lease expense.

Purchase Orders

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of June 30, 2026, we had approximately $5.5 million in open purchase orders.

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

In April 2026, the Company entered into a settlement agreement with Zaptera. Pursuant to the terms of the settlement, the Company agreed to issue 105,000 shares of Class B Common Stock and warrants to purchase up to 210,000 shares of Class B Common Stock, resulting in a recognized litigation settlement charge of approximately $0.6 million during the three months ended March 31, 2026. On April 9, 2026, all claims related to the action were dismissed with prejudice. In April 2026, the Company agreed to issue the shares and warrants in satisfaction of the settlement.

As of June 30, 2026 and the date of this Quarterly Report, the warrants to purchase up to 210,000 shares of Class B Common Stock have been issued and are reflected in the warrant activity table above. However, the 105,000 shares of Class B Common Stock have not yet been issued, pending Zaptera’s designation of a recipient and the establishment of a brokerage account capable of receiving the shares by the Company’s transfer agent. Accordingly, the 105,000 shares are not reflected in the Company’s issued and outstanding share count as of June 30, 2026.

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

Our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in internal control over financial reporting described below.

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

While significant progress has been made, management has not yet completed testing of the operating effectiveness of these new and enhanced controls. Accordingly, the material weaknesses have not been fully remediated, and our disclosure controls and procedures remain not effective as of June 30, 2026. We expect remediation efforts to continue through 2026 as we prepare for our first required assessment of ICFR effectiveness under Section 404(a) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In May 2026, the company issued 56,180 shares of Class B common stock to a vendor as payment for services. These securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.1
3.2	Amended and Restated Bylaws of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.2
10.1	Form of Inducement Agreement	8-K	001-42884	July 13, 2026	10.1
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTERA MOTORS CORP.

Date: August 12, 2026	By:	/s/ Chris Anthony
	Name:	Chris Anthony
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Tom DaPolito
	Name:	Tom DaPolito
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

