Form 10-Q
period 2026-09-30
Aptera Motors Corp
filed 2026-11-13
CIK 1786471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 33,110,940 Class B Common Stock, $0.0001 par value issued and outstanding.

APTERA MOTORS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	2
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,174	$9,608
Prepaids and other	4,000	511
Total current assets	13,174	10,119
Deposits and other long-term assets	1,050	1,139
Property and equipment, net	16,524	17,753
Right of use assets – operating lease, net	1,605	1,226
Total assets	$32,353	$30,237

Liabilities, Temporary Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,025	$1,700
Accrued liabilities	2,572	2,537
Unearned reservation fees	4,121	4,078
Financing arrangements	94	-
Current portion of operating lease liabilities	1,041	1,156
Total current liabilities	10,853	9,471
Operating lease liabilities, net of current portion	622	311
Other long-term liabilities	15	15
Total liabilities	11,490	9,797

Commitments and contingencies (Note 3)
Temporary Equity	354	-
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 authorized; 0 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class A Common Stock, $0.0001 par value, 190,000,000 shares authorized, 11,983,010 and 12,266,105 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B Common Stock, $0.0001 par value, 115,000,000 shares authorized, 28,959,488 and 15,718,440 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	374,239	339,256
Subscription receivables	-	(131)
Accumulated deficit	(353,734)	(318,688)
Total stockholders’ equity	20,509	20,440
Total liabilities, temporary equity and stockholders’ equity	$32,353	$30,237

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$-	$-	$-	$-

Operating Expenses:
General, selling, and administrative	4,121	3,213	12,622	19,197
Research and development	9,529	4,729	22,524	13,812
Total operating expenses	13,650	7,942	35,146	33,009

Operating loss	(13,650)	(7,942)	(35,146)	(33,009)
Other income (expense)	(318)	2,453	100	4,582
Net Loss	$(13,968)	$(5,489)	$(35,046)	$(28,427)

Weighted average loss per share of Class A and Class B common stock basic and diluted	$(0.35)	$(0.23)	$(0.96)	$(1.21)
Weighted average shares outstanding of Class A and B common stock - basic and diluted	40,238,995	23,609,592	36,439,109	23,485,359

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Temporary Equity	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance January 1, 2025	$—	3,721,394	$—	18,486,999	$2	4,877,990	$1	$301,953	$(281)	$(274,781)	$26,894
Sale of common stock, net of issuance costs	—	—	—	—	—	30,990	—	956	193	—	1,149
Stock based compensation	—	—	—	—	—	—	—	6,076	—	—	6,076
Net loss	—	—	—	—	—	—	—	—	—	(10,867)	(10,867)
As of March 31, 2025	$—	3,721,394	$—	18,486,999	$2	4,908,980	$1	$308,985	$(88)	$(285,648)	$23,252
Sale of common stock, net of issuance costs	—	—	—	—	—	155,261	—	5,846	76	—	5,922
Stock based compensation	—	—	—	—	—	347	—	9,710	—	—	9,710
Net loss	—	—	—	—	—	—	—	—	—	(12,071)	(12,071)
As of June 30, 2025	$—	3,721,394	$—	18,486,999	$2	5,064,588	$1	$324,541	$(12)	$(297,719)	$26,813
Sale of common stock, net of issuance costs	—	—	—	—	—	92,166	—	3,430	12	—	3,442
Share conversions	—	(3,721,394)	—	(395,873)	—	4,123,690	—	—	—	—	—
Stock based compensation	—	—	—	—	—	470	—	2,476	—	—	2,476
Net loss	—	—	—	—	—	—	—	—	—	(5,489)	(5,489)
As of September 30, 2025	$—	—	$—	18,091,126	$2	9,280,914	$1	$330,447	$—	$(303,208)	$27,242

Balance January 1, 2026	$—	—	$—	12,266,105	$1	15,718,440	$2	$339,256	$(131)	$(318,688)	$20,440
Issuance of common stock and warrants from sale and exercise, net of issuance costs	—	—	—	—	—	8,564,580	1	15,910	131	—	16,042
Share conversions	—	—	—	(239,235)	—	239,235	—	—	—	—	—
Issuance of stock for vested RSUs	—	—	—	—	—	51,486	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	3,356	—	—	3,356
Net loss	—	—	—	—	—	—	—	—	—	(10,194)	(10,194)
As of March 31, 2026	$—	—	$—	12,026,870	$1	24,573,741	$3	$358,522	$—	$(328,882)	$29,644
Issuance of common stock and warrants from sale and exercise, net of issuance costs	—	—	—	—	—	617,000	—	1,315	(190)	—	1,125
Share conversions	—	—	—	(43,860)	—	43,860	—	—	—	—	—
Issuance of stock for vested RSUs	—	—	—	—	—	148,872	—	—	—	—	—
Stock-based settlement of litigation (see Note 3)	—	—	—	—	—	—	—	646	—	—	646
Issuance of common stock to settle liabilities	—	—	—	—	—	56,180	—	150	—	—	150
Stock-based compensation	—	—	—	—	—	—	—	3,700	—	—	3,700
Net loss	—	—	—	—	—	—	—	—	—	(10,884)	(10,884)
As of June 30, 2026	$—	—	$—	11,983,010	$1	25,439,653	$3	$364,333	$(190)	$(339,766)	$24,381
Issuance of common stock and warrants from sale and exercise, net of issuance costs	—	—	—	—	—	3,340,000	—	6,463	190	—	6,653
Issuance of stock for vested RSUs	—	—	—	—	—	179,835	—	—	—	—	—
Stock-based compensation	252	—	—	—	—	—	—	3,545	—	—	3,545
Accretion of Warrants in Temporary Equity (see Note 7)	102	—	—	—	—	—	—	(102)	—	—	(102)
Net loss	—	—	—	—	—	—	—	—	—	(13,968)	(13,968)
As of September 30, 2026	$354	—	$—	11,983,010	$1	28,959,488	$3	$374,239	$—	$(353,734)	$20,509

See accompanying notes.

APTERA MOTORS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net loss	$(35,046)	$(28,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,042	403
Stock-based compensation	10,853	18,262
Non-cash legal settlement	646	-
Loss on sale and disposal of property and equipment	441	-
Changes in operating assets and liabilities:
Grant funds receivable	-	(1,845)
Prepaids and other	(2,700)	(87)
Deposits and other long-term assets	89	500
Accounts payable	1,325	359
Accrued liabilities and unearned reservation fees	228	41
Operating lease assets and liability, net	(183)	(114)
Net cash used in operating activities	(23,305)	(10,908)
Cash Flows from Investing Activities
Purchase of property and equipment	(254)	(770)
Net cash used in investing activities	(254)	(770)
Cash Flows from Financing Activities
Net proceeds from sale of common stock, warrants and exercise of warrants	23,820	10,513
Payments on financing arrangements	(695)	-
Net cash provided by financing activities	23,125	10,513

Increase (decrease) in cash and cash equivalents	(434)	(1,165)
Cash and cash equivalents, beginning of period	9,608	13,160
Cash and cash equivalents, end of period	$9,174	$11,995

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$9
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Increase to right-of-use asset and lease liability from lease extension	$1,094	$-
Settlement of litigation liability with issuance of equity instruments	$646	$-
Settlement of accrued liabilities with issuance of common stock	$150	$-
Insurance policies and software licenses financed	$789	$-
Accretion of temporary equity to redemption value	$102	$-

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

Going Concern and Our Plans

We have incurred losses from operations since inception and have not generated any revenue to date. We expect to incur significant costs associated with vehicle development, testing, and the commencement of production before generating revenue. As of September 30, 2026, our existing cash and cash equivalents were not sufficient to fund our current operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. After considering the plans described below, we have concluded that substantial doubt about our ability to continue as a going concern has not been alleviated because our plans are dependent on events and conditions that are not within our control, including our ability to raise additional capital on acceptable terms and in amounts sufficient to fund our operating and capital needs.

The Company is executing a multi-phased financial strategy to address our liquidity needs and fund our path to production. Significant milestones achieved include:

●	Nasdaq Direct Listing: On October 16, 2025, our Class B Common Stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEV,” providing a platform for broader access to public capital markets.

●	Equity Line of Credit (“ELOC”): In October 2025, we entered into a share purchase agreement providing a committed $75 million equity line of credit. Through September 30, 2026, we had utilized this facility to raise approximately $5.3 million in aggregate gross proceeds.

●	2026 Equity Financings: During 2026, through the date of this report, the Company raised approximately $29.1 million in gross proceeds from sales of common stock and warrants and from warrant exercises (see Notes 7 and 9).

●	At-the-Market Program: On October 1, 2026, subsequent to quarter-end, the Company entered into a sales agreement under which it may sell up to $19.0 million of Class B Common Stock in at-the-market offerings.

Our ability to continue as a going concern is dependent on our ability to obtain sufficient funding by accessing the remaining capacity under our $75 million ELOC, selling shares under our at-the-market (“ATM”) program, and raising additional capital through public or private markets.

While the Company believes its access to the public markets, ATM and the ELOC provide potential sources of liquidity, there is no guarantee that we will be able to raise sufficient amounts or secure additional financing on favorable terms, or at all. If the Company is unable to obtain adequate financing, it may be required to implement significant cost-cutting measures or significantly curtail our operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassification and Revision

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the Company corrected an immaterial error related to the accounting for stock-based contingent consideration under its technology license agreement with Chery. As a result, additional paid-in capital and accumulated deficit as of December 31, 2025 were each reduced by $2.6 million from the amounts previously reported, to $339.3 million and $(318.7) million, respectively, with no effect on total stockholders’ equity or cash flows.

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

The following are the classes of assets and liabilities measured at fair value (amounts in thousands):

	As of September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$4,330	$-	$-	$4,330
Total	$4,330	$-	$-	$4,330

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$4,799	$-	$-	$4,799
Total	$4,799	$-	$-	$4,799

As of September 30, 2026 and December 31, 2025, the respective carrying value of cash and cash equivalents, receivables, other current assets, accounts payable, unearned reservation fees and financing arrangements approximated their fair values.

Cash and Cash Equivalents

The Company considers all highly liquid cash instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash and cash equivalents contained $4.1 million and $4.1 million, respectively, of refundable reservation fees collected from reservation holders.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers, hardware and software	3 years
Leasehold improvements	shorter of remaining lease term or 5 years
Machinery, tooling, and equipment	5 - 10 years
Other equipment	5 years
Production tooling equipment	5 - 7 years

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

Unearned Reservation Fees

Unearned reservation fees are recorded based on all funds we expect to collect on each transaction, including merchant processor fees charged. We maintain a separate money market account for all reservation fees collected from reservation holders.

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

Contracts Containing Share-Based Considerations

Contracts that must be settled in a variable number of the Company’s equity securities based on a fixed dollar amount are classified as liabilities and remeasured to fair value at each reporting date. When such a contract is settled through the issuance of stock, or when the number of shares to be issued becomes fixed, the liability is reclassified to additional paid-in capital. No such liabilities existed as of September 30, 2026. Accrued liabilities related to such contracts were $0.2 million as of December 31, 2025.

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

Advertising Costs

The Company expenses advertising and promotional costs as incurred. Advertising costs are included within general, selling, and administrative expenses in the accompanying consolidated statements of operations. Advertising expenses were $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $0.3 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Income Taxes

The Company provides for income taxes using the asset and liability approach. As of September 30, 2026, the Company continues to maintain a full valuation allowance against its net deferred tax assets, as the Company believes it remains more likely than not that they will not be realized. There have been no material changes to the Company’s liability for uncertain tax positions since December 31, 2025.

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

Potentially dilutive securities outstanding were as follows:

	September 30, 2026	September 30, 2025
Restricted stock units	740,230	-
Stock options	7,027,668	4,393,185
Warrants	11,195,966	868,167
Stock awarded and not yet issued	105,000	-
Potentially dilutive securities	19,068,864	5,261,352

For the three and nine months ended September 30, 2026 and 2025, we incurred a net loss for which the effects of our potentially dilutive securities would be antidilutive and are therefore excluded from diluted net loss per share calculations.

The following table sets forth the computation of basic net loss per share of Class A and Class B stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Allocation of losses	$(4,160)	$(9,808)	$(4,298)	$(1,191)
Denominator:
Weighted average shares outstanding	11,983,010	28,255,985	18,486,999	5,122,593
Basic net loss per share	$(0.35)	$(0.35)	$(0.23)	$(0.23)

	Nine Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Allocation of losses	$(11,612)	$(23,434)	$(22,377)	$(6,050)
Denominator:
Weighted average shares outstanding	12,073,505	24,365,604	18,486,999	4,998,360
Basic net loss per share	$(0.96)	$(0.96)	$(1.21)	$(1.21)

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

In April 2026, the Company entered into a settlement agreement with Zaptera. Pursuant to the terms of the settlement, the Company agreed to issue 105,000 shares of Class B Common Stock and warrants to purchase up to 210,000 shares of Class B Common Stock at an exercise price of $2.78 expiring on April 8, 2029. As a result of the settlement, the Company accrued liability and recognized litigation expense equivalent to the estimated fair value of the settlement of approximately $0.6 million during the three months ended March 31, 2026, which was included in “General, selling, and administrative” expenses in the condensed consolidated statements of operations. On April 9, 2026, all claims related to the action were dismissed with prejudice. The fair value of the 105,000 shares was measured based on the closing price of Class B Common Stock on April 8, 2026 of $2.78 per share, resulting in a fair value of $0.3 million. The fair value of the 210,000 warrants was measured using the Black-Scholes option-pricing model with a unit fair value of $1.69, based on a stock price of $2.78, an exercise price of $2.78, a three-year term, expected volatility of 93.68% based on a peer-group daily volatility average, a risk-free rate of 3.78%, and no expected dividend yield, resulting in a fair value of $0.4 million. Under the settlement, the Company committed to issue a fixed number of shares and warrants; the related accrued liability was reclassified from accrued liabilities to additional paid-in capital in April 2026. As of September 30, 2026, the warrants had been issued and the 105,000 shares of Class B Common Stock were pending issuance. In October 2026, subsequent to September 30, 2026, the Company issued the 105,000 shares of Class B Common Stock to Zaptera.

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

Purchase Obligations

The Company regularly enters into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of September 30, 2026 and December 31, 2025, we had approximately $5.0 million and $2.1 million in open purchase orders, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$841	$843
Computers, hardware and software	137	142
Machinery, tooling, and equipment	16,462	2,801
Construction in progress	1,750	15,684
	19,190	19,470
Less: accumulated depreciation and amortization	(2,666)	(1,717)
Property and equipment, net	$16,524	$17,753

During the nine months ended September 30, 2026, the Company placed production tooling and related equipment in service. As a result, $14.2 million was reclassified from construction in progress to machinery, tooling, and equipment. Depreciation of the production tooling is charged to research and development expense.

NOTE 5 – LEASES

Operating Lease

The Company leases approximately 77,000 rentable square feet of office, manufacturing, and assembly space at its principal facility in Carlsbad, California.

During the nine months ended September 30, 2026, the Company executed an amendment to extend the lease term for this facility by an additional twelve months, establishing a new expiration date of March 31, 2028. The amendment established a revised monthly base rent of approximately $106,000 during the extension period and eliminated the Company’s previously existing options to extend the lease for two additional 60-month periods. Additionally, the amendment stipulates that $0.7 million of the Company’s existing security deposit will be applied toward monthly base rent payments commencing April 1, 2027, reducing the held deposit to $0.3 million over time.

As a result of this lease modification, the Company remeasured its lease liability and corresponding right-of-use (ROU) asset based on an updated incremental borrowing rate of 9.75%. This remeasurement resulted in an increase of $1.1 million to both the operating lease ROU asset and operating lease liability.

The following table presents supplemental information related to the Company’s operating lease:

	As of September 30, 2026	As of December 31, 2025
Supplemental lease information:
Weighted average remaining lease term (in years)	1.50	1.25
Weighted average discount rate	9.75%	8.30%

The following table summarizes the annual contractual maturities of operating lease liabilities (in thousands):

As of September 30, 2026
2026 (remaining 3 months)	$206
2027	1,265
2028	317
Total minimum lease payments	1,788
Imputed interest	(125)
Present value of lease liabilities	$1,663

The Company recorded $0.3 million and $0.3 million as operating lease expense for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. This expense is allocated to “General, selling, and administrative” and “Research and development” expenses in the condensed consolidated statements of operations.

NOTE 6 – FINANCING ARRANGEMENTS

From time to time the Company may enter into financing arrangements with its vendors or third party lenders to pay for certain expenditures for multiple annual insurance policies and multi-year software licenses. The Company presents such financing arrangements as liabilities when the right-of-setoff criteria are not met. As of September 30, 2026, the Company had outstanding $0.1 million related to such financing arrangements with an annual interest rate of 0% and remaining eight months to maturity.

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

January 2026 Public Offering

On January 26, 2026, the Company closed a registered public offering, issuing 4,500,000 shares of Class B Common Stock and accompanying common stock warrants to purchase up to 4,500,000 shares of Class B Common Stock (the “January Warrants”). The combined public offering price was $2.00 per share and accompanying warrant, resulting in gross proceeds of approximately $9.0 million, before deducting placement agent fees and other offering expenses of approximately $0.8 million. The January Warrants were issued with an exercise price of $2.00 per share, became exercisable immediately, and expire five years from the issuance date.

In connection with the January 2026 registered public offering, the Company issued to the placement agent warrants to purchase up to 135,000 shares of Class B Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $2.10 per share, became exercisable approximately 181 days after the issuance date, and expire five years from the issuance date.

March 2026 Warrant Inducement

On March 12, 2026, the Company entered into a warrant inducement agreement with certain holders of the January Warrants. Pursuant to the agreement, the holders exercised January Warrants to purchase 3,167,500 shares of Class B Common Stock for gross cash proceeds of approximately $6.3 million, before deducting placement agent fees and other offering expenses of approximately $0.4 million. As consideration for the immediate cash exercise of these warrants, the Company issued new warrants to purchase up to 4,751,250 shares of Class B Common Stock (the “March Warrants”). The March Warrants have an exercise price of $3.50 per share, are immediately exercisable, and expire five years from the date of issuance. The issuance of the March Warrants was accounted for as an equity issuance cost associated with the exercise of the January Warrants, which had no net impact on equity as the March Warrants conveyed were determined to be equity classified.

July 2026 Warrant Inducement

In July 2026, the Company entered into an inducement offer letter agreement with certain existing holders of the Company’s warrants (the “July 2026 Inducement Agreement”). Under the terms of the July 2026 Inducement Agreement, the holders agreed to exercise 2,880,000 March Warrants at a reduced exercise price of $2.07 per share, generating aggregate gross proceeds for the Company of approximately $6.0 million, before deducting financial advisor fees and other offering expenses of approximately $0.5 million.

As inducement consideration for the exercise, the Company agreed to issue to the participating holders new warrants (the “July Warrants”) to purchase up to 4,320,000 shares of Class B Common Stock at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable and expiring on January 13, 2032. The incremental cost of the July Warrants was accounted for as an equity issuance cost associated with the exercise of the March Warrants, which had no net impact on equity as the July Warrants conveyed were determined to be equity classified.

Strategic Partnership Agreement

On August 14, 2026 (the “Effective Date”), the Company entered into a Strategic Partnership Agreement (the “Agreement”) with Shanghai Launch Automotive Technology Co., Ltd. (“Launch”), pursuant to which Launch will serve as a manufacturing and contract-engineering partner to the Company and will perform manufacturing, engineering, tooling, testing, and related work. The Agreement is for up to RMB 300 million in services which will be settled as follows: (i) two-thirds of each approved work order invoice in cash, up to RMB 200 million in the aggregate, and (ii) one-third of each approved work order invoice through warrants to purchase shares of the Company’s Class B Common Stock, up to RMB 100 million in the aggregate. The Agreement has an initial term of 12 months, and either party may terminate it on 60 days’ notice.

On the Effective Date, the Company issued to Launch warrants to purchase 3,369,629 shares of Class B Common Stock, representing RMB 50 million of the warrant portion (the “Initial Warrants”). The Initial Warrants have an exercise price of $2.20 per share and a term of five years. They are not exercisable upon issuance and become exercisable as and to the proportional extent attributable to the one-third of invoices approved by the Company; any portion not exercisable when the Agreement terminates or expires is forfeited. Once the Initial Warrants are fully exercisable, the Company is to issue new warrants for the one-third portion of each subsequent approved invoice, subject to approval by the Company’s Board of Directors, at an exercise price equal to the greater of the Nasdaq Minimum Price as of the applicable signing date and $2.25 per share, until warrants for up to RMB 100 million in the aggregate inclusive of the Initial Warrants, have been issued. Exercise of the warrants is subject to a beneficial ownership limitation of 4.99% and an exchange cap of 19.99% of the Company’s common stock outstanding immediately before the signing of the Agreement, unless any required stockholder approval is obtained.

The Initial Warrants are equity-classified share-based payment awards to a nonemployee, measured at their grant-date fair value of $1.57 per warrant, or $5.3 million in total, using the Black-Scholes option pricing model with the following assumptions: expected term of 5.0 years (contractual term), expected volatility of 90.76%, risk-free interest rate of 4.36% and expected dividend yield of 0%. The cost is recognized as Launch’s services are received, in the same period and in the same manner as if the Company had paid cash for the services.

The Agreement contains a force majeure clause under which, if force majeure prevents Launch, through no fault, action or inaction of its own or of any of its affiliates, from lawfully exercising warrants that have become exercisable with respect to approved invoices, no lawful channel is available to Launch to do so despite its best efforts, and the condition continues for at least 90 consecutive days after Launch’s written notice, the Company would have to settle the one-third of the approved invoices satisfied through such warrants in cash or a loan, in the form of a promissory note payable in equal installments over six months, at the Company’s option, and such warrants would be cancelled. As of September 30, 2026 and the date of these financial statements, no such settlement is considered probable. Because this settlement is not solely within the Company’s control, the Initial Warrants are presented in temporary equity at the full potential settlement amount of $0.35 million.

For the three and nine months ended September 30, 2026, the Company recognized $0.25 million of cost related to the Initial Warrants in research and development expense in its statement of operations. As of September 30, 2026, Initial Warrants to purchase approximately 159,814 shares were vested and exercisable and 3,209,815 remain unvested. No Initial Warrants had been exercised through September 30, 2026. Remaining unrecognized cost related to the Initial Warrants was approximately $5.0 million as of September 30, 2026, which is expected to be recognized over a period of less than one year as Launch performs services under the Agreement.

Warrant Activity

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2026:

	Warrants	Weighted average exercise price	Weighted Average remaining contractual term
Balance at December 31, 2025	866,667	$15.36	8.9
Issued	17,285,879	2.52	5.1
Exercised	(6,956,580)	2.03	4.8
Expired	-	-	-
Outstanding at September 30, 2026	11,195,966	3.46	5.1
Exercisable at September 30, 2026	3,666,151	5.98	5.2

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

In connection with the January 2026 Public Offering, the Company’s utilization of the ELOC became subject to a 45-day lock-up period, which expired on March 12, 2026. As of September 30, 2026, $69.7 million remained available for future utilization under the facility.

During the three months ended September 30, 2026, the Company sold 460,000 shares of Class B Common Stock under the ELOC facility for aggregate net proceeds of approximately $1.0 million. As of September 30, 2026, the Company had issued an aggregate of 1,630,000 shares of Class B Common Stock under the ELOC facility since inception. Aggregate issuances under the ELOC are limited to 5,471,846 shares (19.99% of the Company’s combined Class A and Class B outstanding as of October 13, 2025, the effective date of the facility). As of September 30, 2026, approximately 3.8 million of the shares registered in connection with the ELOC remain available for issuance. In October 2026, the Company sold an additional 290,000 shares under the ELOC facility for aggregate net proceeds of approximately $0.5 million.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company maintains the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), which allows for the grant of various equity-based awards to employees, officers, directors, and consultants. As of September 30, 2026, 9,986,229 shares of Class B Common Stock remained available for future issuance under the 2025 Plan. Although the 2021 Stock Option and Incentive Plan was terminated in October 2025, outstanding awards under that plan remain in effect according to their original terms.

In April 2026, 1,126,005 stock options awarded in December 2025 were modified to change the terms of vesting. There was no incremental compensation cost as a result of the modifications.

During the three months ended September 30, 2026, the Company modified stock options held by one former employee in connection with his separation. 75,297 unvested options were accelerated to vest on the July 7, 2026 termination date, and the post-termination exercise period of his options was extended to 18 months. The acceleration resulted in negligible incremental compensation cost. The exercise-period extension for the vested stock options resulted in no incremental compensation cost. All amounts were recognized on the modification date.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2026, is as follows (aggregate intrinsic values in thousands):

	Options	Weighted average exercise price	Aggregate Intrinsic value	Weighted average grant date fair value	Weighted average remaining contractual Term
Balance at December 31, 2025	6,652,405	$15.54	-	$14.13	7.72
Granted	711,151	2.62	-	2.10	9.65
Forfeited	(102,071)	5.85	-	5.27	-
Expired	(233,817)	15.01	-	23.47	-
Outstanding and expected to vest at September 30, 2026	7,027,668	14.39	-	12.73	7.28
Vested and exercisable at September 30, 2026	4,040,521	18.57		15.78	5.95

There were 711,151 options granted during the nine months ended September 30, 2026 with a total grant-date fair value of $1.5 million. During the nine months ended September 30, 2025, the Company granted 746,847 options with a total grant-date fair value of $28.3 million. The total fair value of stock options vested during the nine months ended September 30, 2026 and 2025 was approximately $8.8 million and $8.1 million, respectively.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The expected term is estimated using the simplified method, and expected volatility is based on the historical volatility of a peer group of publicly traded companies.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Weighted average risk-free interest rate	4.44%	4.05%
Weighted average expected volatility	92.31%	105.97%
Weighted average expected term (in years)	6.88	5.84
Expected dividend yield	-	-
Weighted average exercise price	$2.62	$31.50
Weighted average grant date fair value	$2.10	$44.40

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	381,414	$5.10
Granted	707,632	2.92
Vested	(408,338)	3.66
Forfeited	(1,529)	4.94
Nonvested at September 30, 2026	679,179	3.94
Vested not yet issued at September 30, 2026	61,051	2.13

The total fair value of RSUs granted and vested during the nine months ended September 30, 2026 was approximately $2.1 million and $1.5 million, respectively. There were no RSUs granted or vested during the nine months ended September 30, 2025.

Board Appointment

On August 11, 2026, the Board of Directors appointed Wellington “Duke” Reiter to serve as a director of the Company. In connection with his appointment, the Company approved compensation consisting of (i) an annual Board service retainer of $50,000 payable in fully-vested restricted stock units and (ii) a long-term incentive grant of restricted stock units with a grant-date value of $400,000, vesting in equal annual installments over four years, in each case with the number of restricted stock units determined by reference to the fair market value per share of the Company’s Class B Common Stock on the applicable grant date.

Allocation of Stock-based Compensation

The allocation of stock-based compensation expense was as follows (in thousands):

	For the three months ended September 30,
	2026	2025
General, selling and administrative	$1,900	$1,099
Research and development	1,897	1,377
Total stock-based compensation	$3,797	$2,476

	For the nine months ended September 30,
	2026	2025
General, selling and administrative	$5,535	$12,386
Research and development	5,318	5,876
Total stock-based compensation	$10,853	$18,262

As of September 30, 2026, the total unrecognized compensation cost related to outstanding time-based options and restricted stock units was $25.1 million, which is expected to be recognized over a weighted-average period of 2.53 years. As of September 30, 2026, the total unrecognized compensation cost related to outstanding service-based warrants was $5.0 million, which will be recognized if and when the service conditions are satisfied.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date of September 30, 2026, through November 13, 2026, the date these condensed consolidated financial statements were issued. Other than the sales under the ELOC facility subsequent to September 30, 2026 described in Note 7 and the items described below, there were no material subsequent events requiring disclosure.

On October 1, 2026, the Company entered into an at-the-market controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), under which the Company may offer and sell, from time to time at its discretion, shares of its Class B Common Stock having an aggregate gross sales price of up to $19.0 million to or through Cantor, acting as sales agent or principal. The Company will pay Cantor a commission of 3.0% of the gross proceeds from each sale. In October 2026, the Company sold 97,727 shares of Class B Common Stock under the at-the-market sales agreement for aggregate net proceeds of approximately $0.1 million. On November 9, 2026, the Company suspended and terminated the prospectus relating to its at-the-market sales agreement. Any future sales under the sales agreement will be made only under a new prospectus or prospectus supplement that the Company files with the SEC.

In October 2026, the Company issued 105,000 shares of Class B Common Stock to Zaptera under the previously agreed to settlement agreement.

On November 10, 2026, the Company entered into a securities purchase agreement for a registered direct offering of 3,428,571 shares of Class B Common Stock at a price of $1.75 per share, together with warrants to purchase up to 3,428,571 shares of Class B Common Stock at an exercise price of $2.05 per share, for gross proceeds of approximately $6.0 million before deducting placement agent fees and estimated offering expenses. The offering closed on November 12, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and our plans and objectives for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “may,” “will,” “could” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect our current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) and Part II, Item 1A, “Risk Factors” of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Aptera Motors Corp. is a public benefit corporation and development stage company focused on the development and commercialization of solar electric vehicles. In October 2025, the Company completed a direct listing of its Class B Common Stock on The Nasdaq Capital Market.

The Company has not commenced production or generated any revenue from the sale of its products. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company obtaining additional financing and ultimately achieving profitable operations. To that end, in October 2025, we established an equity line of credit (“ELOC”) as a mechanism to incrementally access capital. We utilized this ELOC between mid-November 2025 and September 2026 to raise approximately $5.3 million in aggregate gross proceeds. Furthermore, during the nine months ended September 30, 2026, we raised an aggregate of approximately $23.1 million in gross proceeds, consisting of $9.0 million from a follow-on public offering in January 2026, an additional $8.1 million from subsequent warrant exercises during the first quarter of 2026, including a warrant inducement transaction completed in March 2026, and approximately $6.0 million from a warrant inducement transaction completed in July 2026.

Subsequent to quarter end, on October 1, 2026, we entered into an at-the-market sales agreement for the sale of up to $19.0 million of Class B Common Stock (the “ATM program”). This management’s discussion and analysis discusses the Company’s progress to date, its challenges, and its plans for the future, but should be read in conjunction with the consolidated financial statements and accompanying notes.

The July 2026 warrant inducement transaction, which closed on July 13, 2026, resulted in the issuance of 4,320,000 July Warrants at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable. The additional 4,320,000 July Warrants, if fully exercised for cash, would generate approximately $9.7 million in additional gross proceeds beginning in approximately January 2027. This transaction, together with the Company’s continued access to the ELOC facility, the ATM program, and the currently exercisable warrants described in Note 7, are the key sources of near-term and medium-term liquidity that we are relying upon in our evaluation of the Company’s ability to continue as a going concern.

Aptera was formed as a Delaware corporation on March 4, 2019, and transitioned to a Delaware public benefit corporation on September 30, 2025, for the purpose of engaging in the production of energy-efficient, solar-powered vehicles. We first began accepting reservations for our vehicle, generally secured by a $100 reservation fee, in December 2020, and as of September 30, 2026, we had more than 49,000 reservation holders. We conducted two promotional programs that allowed investors to secure priority delivery positions for initial customer vehicles. Under the first program, the Accelerator Program, which ran from January 2023 through January 2024, the initial 2,000 delivery positions were offered to investors making minimum investments of $10,000, with placement determined by investment amount. Participants in the Accelerator Program invested an average of approximately $18,700. Under the second program, which was conducted from April to July 2025, an additional 1,000 delivery positions were made available to investors making minimum investments of $5,000. We have not delivered any products to customers and have not recognized any revenue from the sale of vehicles.

During the past three years, we engaged with strategic partners to supply validated production parts, and we are currently executing our validation vehicle program. While we require substantial capital to commence commercial production, core physical assets—including our proprietary Body in Carbon (BinC) structural tooling and automated transport systems—are physically on-site and undergoing final engineering assessments. Alongside efforts to secure necessary financing, our current operational focus remains on completing this validation and durability testing process to ensure the reliability of our production-intent design. Our marketing team is expected to engage with the public to educate them on our brand proposition, grow our base of reservation holders, and optimize our initial production mix. As a result of these activities, the Company expects to continue to experience increased spending on production equipment and tooling.

During the nine months ended September 30, 2026, we achieved several key operational and regulatory milestones. In May 2026, we drove the first five validation vehicles off our newly established low-volume validation assembly line at our Carlsbad facility. In June 2026, during real-world validation testing, our solar electric vehicle achieved more than 4 kilowatt-hours of daily solar generation, exceeding our internal solar charging targets. Additionally, on June 18, 2026, we received a Certificate of Conformity from the U.S. Environmental Protection Agency for the 2026 Aptera Launch Edition, one of the two primary federal certifications required before a vehicle can be legally sold in the United States. With the Certificate of Conformity in hand, the remaining federal requirement that must be satisfied before we can begin customer deliveries is compliance with the Federal Motor Vehicle Safety Standards, which we are working to demonstrate using vehicles built on our low-volume validation assembly line.

During the third quarter of 2026, we continued to advance toward production. In July 2026, we announced a partnership with RepairPal to provide certified service for our customers nationwide and TÜV Rheinland independently measured more than 4 kilowatt-hours of usable solar energy delivered to the vehicle’s battery on each of three test days. In August 2026, we issued purchase orders for the bodies and chassis, including frame and suspension, for our initial production vehicles. Also in August 2026, we entered into a Strategic Partnership Agreement with Shanghai Launch Automotive Technology Co., Ltd. (“Launch”), under which Launch will serve as a manufacturing and contract-engineering partner. See Part II, Item 1A “Risk Factors” of this Quarterly Report.

Our production timeline remains dependent on our ability to secure sufficient capital. On October 1, 2026, we announced updated estimates of our capital requirements, which supersede the estimates included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. We currently estimate that approximately $25 million is required to reach start of series production, down from the $40 million to $45 million previously estimated. This amount is expected to fund supplier purchases for initial vehicles, remaining tooling, and the final low-volume assembly line at our Carlsbad, California facility. We intend to use the net proceeds from the November 2026 registered direct offering toward these requirements. We plan to begin building initial production vehicles and to begin customer deliveries as soon as practicable, subject to timely financing. We estimate that approximately $65 million in total (approximately $40 million beyond start of production) is required to reach a production rate of 500 vehicles per month, the rate at which we believe we could fund ongoing operations from vehicle sales, and approximately $50 million more for tooling and equipment to scale toward approximately 20,000 vehicles per year, for a total of approximately $115 million, compared with the $180 million to $205 million previously estimated. All capital and timing estimates depend on our obtaining financing on acceptable terms and on a timely basis, as well as on supplier performance and regulatory approvals.

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

We are actively working to address these challenges through our direct listing, recent capital raises, utilization of our ELOC (subject to lock-up periods and facility limitations), our ATM program, and our partnership with Launch. We will provide further updates on our progress as we achieve significant milestones. However, we cannot assure you that we will be successful in securing the remaining necessary funding, overcoming technical challenges, or meeting regulatory requirements on a timely basis, or at all.

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

Results of Operations

Comparison of the results of operations for the three months ended September 30, 2026 and September 30, 2025

General, Selling and Administrative Expenses

	For the three months ended September 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Stock-based compensation	$1,900	$1,099	$801	73%
Corporate and overhead expenses	2,172	2,072	100	5%
Depreciation	49	42	7	17%
Selling, general and administrative	$4,121	$3,213	$908	28%

The increase in selling, general and administrative expenses was primarily driven by higher employee stock-based compensation. Sales and marketing expenses declined $0.3 million as marketing activities were reduced following the October 2025 direct listing. Legal expenses declined $0.3 million compared to the 2025 period, which contained higher fees related to the Zaptera intellectual property claim and other non-recurring matters.

These decreases were more than offset by approximately $0.5 million of higher consulting, contractor and personnel costs, approximately $0.2 million of higher public company costs, including directors’ and officers’ liability insurance premiums, investor relations and transfer agent fees, and higher software, travel and other operating costs.

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

Consequently, we anticipate that our baseline selling, general and administrative expenses will increase as we scale. Furthermore, we expect to incur sustained, incremental expenses related to operating as a public company, including elevated legal, accounting, insurance, and investor relations costs. Additionally, in connection with our ongoing efforts to remediate the material weaknesses in internal control over financial reporting identified at year-end, we expect to incur near-term increases in professional fees and personnel costs as we implement enhancements to our control environment.

Research and Development Expenses

	For the three months ended September 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Engineering, design and development	$6,998	$3,261	$3,737	115%
Stock-based compensation	1,897	1,377	520	38%
Depreciation	634	91	543	597%
Research and Development	$9,529	$4,729	$4,800	102%

The increase in research and development expenses was primarily driven by higher engineering, design, and development expenses, including $1.2 million of higher personnel costs from engineering headcount additions, a $2.4 million increase in outside consulting for vehicle build, testing, and validation, and approximately $0.6 million of other engineering costs. These increases were partially offset by a $0.4 million decrease in parts, materials, and supplies for the validation vehicle build. In addition, stock-based compensation increased, reflecting $0.3 million of higher employee awards and $0.2 million related to vendor services. Depreciation expense increased as a result of production tooling and equipment being placed in service in the first half of 2026.

As we continue to advance toward commercial production, our objective is to direct as much available capital as possible to vehicle validation, safety testing, and production readiness. To preserve liquidity, we expect to continue using equity-based compensation for engineering and technical staff. We anticipate that our baseline research and development expenses will remain elevated in the near term as we finalize pre-production milestones. Upon the commencement of commercial production, we expect certain engineering and manufacturing personnel costs to be capitalized into inventory and subsequently recognized as cost of goods sold.

Other Income (Expense)

Other income (expense) changed from other income of $2.5 million for the three months ended September 30, 2025 to other expense of $0.3 million for the three months ended September 30, 2026. The change was primarily due to lower grant income from the California Energy Commission, lower interest income, and a loss of approximately $0.4 million on the disposal of certain production tooling that we no longer expected to use.

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2026 was $14.0 million compared to $5.5 million for the three months ended September 30, 2025.

Comparison of the results of operations for the nine months ended September 30, 2026 and September 30, 2025

General, Selling and Administrative Expenses

	For the nine months ended September 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Stock-based compensation	$5,535	$12,386	$(6,851)	(55)%
Corporate and overhead expenses	6,941	6,685	256	4%
Depreciation	146	126	20	16%
Selling, general and administrative	$12,622	$19,197	$(6,575)	(34)%

The decrease in selling, general and administrative expenses was primarily driven by lower stock-based compensation, reflecting a $7.4 million decrease in equity-based advisory fees issued to non-employees and a $0.6 million increase in employee share-based compensation. Sales and marketing expenses also decreased $0.8 million as marketing activities were reduced following the direct listing in October 2025, and legal expenses decreased $0.3 million.

These decreases were partially offset by approximately $0.8 million of higher public company costs, including directors’ and officers’ insurance, investor relations and transfer agent fees, $0.3 million of higher consulting and contractor costs, $0.3 million of higher cash personnel costs, and higher software, travel and facilities costs, resulting in a net decrease in selling, general and administrative expenses of $6.6 million, or 34%, compared to the same period in 2025.

Research and Development Expenses

	For the nine months ended September 30, (in thousands)
(in thousands)	2026	2025	$ Change	% Change
Engineering, design and development	$16,310	$7,659	$8,651	113%
Stock-based compensation	5,318	5,876	(558)	(9)%
Depreciation	896	277	619	223%
Research and Development	$22,524	$13,812	$8,712	63%

The increase in research and development expenses was primarily driven by higher engineering, design, and development expenses, including $3.0 million of higher personnel costs from engineering headcount additions, a $4.5 million increase in outside consulting for vehicle build, testing, and validation, a $0.2 million increase in parts, materials, and supplies for the validation vehicle build, and approximately $1.0 million of other engineering costs, including recruiting, engineering software, and freight expenses.

These increases were partially offset by lower stock-based compensation, reflecting a $0.4 million decrease in employee awards and a $0.5 million decrease in Chery-related expense, including a $0.4 million out-of-period adjustment, partially offset by $0.3 million related to warrants issued to Launch. Depreciation expense also increased as additional production tooling and equipment were placed in service during the period.

Other Income (Expense)

Other income (expense) decreased primarily due to lower California Energy Commission grant reimbursement income and reduced interest income. Other income (expense) for the nine months ended September 30, 2026 also includes a loss of approximately $0.4 million on the disposal of certain production tooling that we no longer expected to use.

Net Loss

As a result of the foregoing, the Company’s net loss for the nine months ended September 30, 2026 was $35.0 million compared to $28.4 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $32.4 million in total assets. Our primary source of liquidity at that date was $9.2 million in cash and cash equivalents. We did not have a recognized grant funds receivable balance as of September 30, 2026, as we maintain a full allowance against the remaining $0.7 million balance due to uncertainties regarding the timing of the capital raises required to trigger those reimbursements.

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

Our plan to address our liquidity needs and fund operations over the next twelve months relies primarily on accessing capital through the ELOC, sales under our ATM program, the exercise of outstanding warrants, and potentially other public or private financings.

On July 13, 2026, during the third quarter of 2026, the Company closed a warrant inducement transaction that generated approximately $6.0 million in gross cash proceeds and resulted in the issuance of 4,320,000 July Warrants at an exercise price of $2.25 per share, subject to a six-month lock-up before becoming exercisable. The additional 4.3 million July Warrants, if fully exercised for cash, would generate approximately $9.7 million in additional gross proceeds beginning in approximately January 2027. On October 1, 2026, subsequent to quarter-end, the Company entered into a sales agreement for the ATM program of up to $19.0 million of Class B Common Stock; while our public float is below $75 million, sales under the program are limited to one-third of our public float in any 12-month period. This transaction, together with the ATM program, the Company’s continued access to the ELOC facility and the currently exercisable warrants described in Note 7, are the key sources of near-term and medium-term liquidity that we are relying upon in our evaluation of the Company’s ability to continue as a going concern. There can be no assurance that holders of the outstanding warrants will elect to exercise for cash or that the Company will be able to draw down sufficient amounts under the ELOC or the ATM program. In November 2026, subsequent to quarter-end, we entered into a securities purchase agreement for a registered direct offering for gross proceeds of approximately $6.0 million, before deducting placement agent fees and estimated offering expenses (see Note 9).

During the nine months ended September 30, 2026, net cash used in operating activities was $23.3 million, compared to $10.9 million for the same period in 2025. This increase in operating cash usage was driven primarily by higher personnel costs and outside consulting for vehicle build, testing, and validation, as discussed under research and development expenses above, as well as the elevated professional fees noted above. Operating cash usage also included $3.1 million of advance payments for materials for our upcoming validation and initial production vehicle builds, increasing prepaid expenses and other current assets to $4.0 million as of September 30, 2026. Upon receipt, materials used in validation vehicles will be recognized as research and development expense, and materials used in vehicles intended for sale will be capitalized as inventory and recognized in cost of goods sold when those vehicles are sold.

To fund these operations and investments, net cash provided by financing activities was $23.1 million during the nine months ended September 30, 2026. This was primarily the result of three key financing transactions. On January 26, 2026, we closed a registered public offering, issuing 4,500,000 units (each consisting of one share of Class B Common Stock and one accompanying warrant) for gross proceeds of $9.0 million. Furthermore, during the first quarter of 2026, we received an additional $8.1 million in aggregate gross proceeds from warrant exercises, which included a $6.3 million warrant inducement transaction completed in March 2026. During the third quarter of 2026, we received an additional $6.0 million in aggregate gross proceeds from warrant exercises in connection with a warrant inducement transaction completed in July 2026. In addition, during the nine months ended September 30, 2026, we sold 1,065,000 shares of Class B Common Stock under our ELOC facility for aggregate net proceeds of approximately $2.3 million.

We currently estimate that approximately $25 million is required to reach start of series production and approximately $65 million in total to reach a production rate of 500 vehicles per month. We intend to use the net proceeds from the November 2026 registered direct offering toward these requirements. We plan to begin building initial production vehicles and to begin customer deliveries as soon as practicable, subject to timely financing. We are proactively deploying current liquidity to procure critical long-lead components and advance validation milestones. The ELOC and our ATM program provide potential mechanisms to access capital incrementally, subject to the conditions and limitations previously described. Our ability to effectively utilize these facilities is highly dependent on the trading volume and market price of our Class B Common Stock.

As of September 30, 2026, warrants to purchase up to an aggregate of 6,614,670 shares of the Company’s Class B common stock that were sold to investors carried exercise prices that, if fully exercised for cash, would generate approximately $17.1 million in additional gross proceeds.

Our awarded $21.9 million grant from the California Energy Commission (the “CEC”) remains a component of our potential future liquidity. Through September 30, 2026, we have been reimbursed approximately $5.8 million, and approximately $16.1 million of the award remains. We anticipate receiving further portions of the grant only if we are able to secure sufficient financing to make the eligible expenditures and meet the project milestones.

Long-Term Cash Requirements

Beyond our immediate capital needs to reach start of production and a production rate of 500 vehicles per month, our long-term business plan requires us to raise substantial additional capital for future growth and operational expansion. Our material cash requirements beyond the next 12 months are expected to include, but are not limited to, the following:

●	Scaling to High-Volume Production: We estimate needing approximately $50 million, in addition to the approximately $65 million required to reach a production rate of 500 vehicles per month, for tooling and equipment to scale toward our high-volume production target of approximately 20,000 vehicles per year.

●	Future Manufacturing Capacity: To meet our longer-term production targets that exceed the capacity of our current facility, we expect to require additional manufacturing capacity. This may involve securing or constructing new, larger facilities, which would represent a material future capital expenditure, the cost and timing of which has not yet been determined.

●	Expansion of Sales and Service Infrastructure: Our anticipated direct-to-consumer model will require significant investment to scale nationally. We expect to need to fund the establishment of regional pre-delivery and service centers, as well as expand our fleet of mobile service vehicles to support our customers and/or form relationships with third party vendors to provide this level of service.

●	Research and Development: To maintain our competitive advantage, we intend to continue investing in research and development. This includes developing future vehicle models, enhancing our proprietary solar and battery technology, and exploring other applications for our technology.

●	Working Capital: As we begin and scale production, our need for working capital is expected to increase significantly. The cash required to fund raw materials, work-in-process, and finished goods inventory is expected to increase substantially as our production volume grows.

●	Public Company Costs: We expect to continue to incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company.

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

Liabilities

As of September 30, 2026, the Company’s total liabilities were $11.5 million. Major existing liabilities include $2.6 million in accrued liabilities, $4.1 million in unearned reservation fees, and $1.7 million in operating lease liabilities.

Commitment and Contingencies

Leases

As of September 30, 2026, we leased approximately 77,000 square feet of office, manufacturing and assembly space at our principal facility in Carlsbad, California under an operating lease agreement that expires March 31, 2028. For the nine months ended September 30, 2026, we recorded $0.8 million of lease expense.

Purchase Orders

We regularly enter into purchase obligations with vendors and service providers, which represent expected payments and commitments during the normal course of our business. These purchase obligations are generally cancellable with or without notice and without penalty, although certain vendor agreements provide for cancellation fees or penalties. As of September 30, 2026, we had approximately $5.0 million in open purchase orders.

Strategic Partnership Agreement

Under the Strategic Partnership Agreement, we agreed to pay Launch up to RMB 300 million for manufacturing, engineering, tooling, testing, and related services under work orders agreed upon from time to time, of which up to RMB 200 million is payable in cash and up to RMB 100 million through the issuance of warrants. See Note 7 to the condensed consolidated financial statements.

Litigation and Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States.

As of the date of this Quarterly Report, the Company is responding to a subpoena related to an ongoing SEC Investigation.

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

As of September 30, 2026 and the date of this Quarterly Report, the warrants to purchase up to 210,000 shares of Class B Common Stock have been issued and are reflected in the warrant activity table above. As of September 30, 2026, the 105,000 shares of Class B Common Stock had not yet been issued. Accordingly, the 105,000 shares are not reflected in the Company’s issued and outstanding share count as of September 30, 2026. Subsequent to quarter end, in October 2026, the Company issued the 105,000 shares of Class B Common Stock to Zaptera.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officer and our Interim Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in internal control over financial reporting described below.

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

Management has not yet completed testing of the operating effectiveness of these new and enhanced controls. Accordingly, the material weaknesses have not been fully remediated, and our disclosure controls and procedures remain not effective as of September 30, 2026. We expect remediation efforts to continue through 2026 as we prepare for our first required assessment of ICFR effectiveness under Section 404(a) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026. We cannot assure you that measures we are taking will be sufficient to remediate the material weaknesses or to prevent or detect future material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2025. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025. The risk factor set forth below should be read together with the risk factors described in our annual report on Form 10-K for the year ended December 31, 2025.

Our Strategic Partnership Agreement with Launch subjects us to risks associated with our reliance on a single manufacturing and contract-engineering partner located in the People’s Republic of China, and the issuance of warrants to Launch will dilute our stockholders.

In August 2026, we entered into a Strategic Partnership Agreement (the “Launch Agreement”) with Shanghai Launch Automotive Technology Co., Ltd. (“Launch”), under which Launch will serve as a manufacturing and contract-engineering partner and perform manufacturing, engineering, tooling, testing and related work for us under work orders agreed upon from time to time. We expect to rely on Launch for a significant portion of the work necessary to reach start of production. The Launch Agreement has an initial term of 12 months, and either party may terminate it on 60 days’ written notice, or immediately if the other party materially breaches the agreement and fails to cure the breach within 30 days after written notice. Warrants issued to Launch generally remain exercisable after the Launch Agreement terminates, unless we terminate the agreement because of Launch’s uncured material breach. If Launch fails to perform on a timely basis, at acceptable quality levels or at all, if Launch terminates the Launch Agreement, or if the Launch Agreement expires and we are unable to extend it on acceptable terms, we may be unable to engage a replacement partner in a timely manner or on comparable terms. Any of these events could delay the start of production, increase our costs and materially adversely affect our business, financial condition and results of operations.

Because Launch is based in the People’s Republic of China (the “PRC”), our relationship with Launch is subject to risks inherent in cross-border operations. These risks include changes in U.S. or PRC laws, regulations and policies affecting trade, foreign investment, currency conversion and the export or import of technology, goods and services; the imposition of new or increased tariffs, export controls, sanctions or other trade restrictions; U.S. regulations restricting the importation or sale of vehicles or components that incorporate certain hardware or software with a nexus to the PRC; logistical challenges and delays associated with cross-border collaboration; difficulty protecting our intellectual property and confidential information in the PRC; and political tensions between the United States and the PRC. Any of these factors could increase the cost of, delay or prevent performance under the Launch Agreement, or require us to restructure or terminate the relationship. In addition, disputes under the Launch Agreement must be resolved through binding arbitration administered by the Singapore International Arbitration Centre, and we may have difficulty enforcing an arbitral award or other remedy against Launch in the PRC. The Launch Agreement was also executed in Chinese and English versions that are equally authentic, which could give rise to disputes over interpretation. Our relationships with PRC-based companies, including Launch and Chery New Energy Automobile Co. Ltd., could also subject us to heightened scrutiny from regulators, customers, investors or other stakeholders, which could harm our reputation and the market price of our Class B Common Stock.

Amounts payable under the Launch Agreement are denominated in RMB, and up to RMB 200 million of the services may be payable in cash. The same two-thirds cash and one-third warrant split applies to any outside equipment or assets that we and Launch agree to purchase. Fluctuations in the exchange rate between the U.S. dollar and the RMB could increase the U.S. dollar cost of services provided by Launch. The number of shares underlying each additional warrant issued to Launch will be determined by converting the applicable RMB amount into U.S. dollars at the average exchange rate published by the Federal Reserve Board over the five trading days preceding approval of the related invoice and dividing that amount by the applicable exercise price, so a decline in the value of the U.S. dollar against the RMB would increase the number of shares issuable to Launch. Our ability to pay the cash portion of approved work order invoices depends on our ability to obtain additional financing, and we have concluded that there is substantial doubt about our ability to continue as a going concern. If we are unable to pay amounts when due, Launch could suspend performance or terminate the Launch Agreement.

One-third of each approved work order invoice, up to RMB 100 million in the aggregate, is settled through warrants to purchase shares of our Class B Common Stock. On August 14, 2026, we issued to Launch warrants to purchase 3,369,629 shares of Class B Common Stock at an exercise price of $2.20 per share, which become exercisable as work order invoices are approved. Once those warrants are fully exercisable, we are required to issue additional warrants, subject to approval by our Board of Directors, at an exercise price equal to the greater of the Nasdaq Minimum Price as of the applicable signing date and $2.25 per share, until warrants for up to RMB 100 million in the aggregate have been issued. We have agreed to use commercially reasonable efforts to obtain Board approval for these issuances, and if approval is not obtained for any approved invoice, we must pay the corresponding one-third portion of that invoice in cash. We must also pay in cash, within 30 days after Launch’s written demand, any portion that Launch is unable to obtain or exercise for reasons attributable to us. The issuance of shares upon exercise of these warrants will dilute our existing stockholders, and the resale of those shares, including under Rule 144, or the perception that such resales may occur, could depress the market price of our Class B Common Stock. Issuance and exercise of the warrants are also limited by a 4.99% beneficial ownership limitation and by an exchange cap of 19.99% of our common stock outstanding immediately before the signing of the Launch Agreement, unless we obtain any stockholder approval required by Nasdaq rules. Any issuance or exercise in excess of the exchange cap is void to the extent of the excess, and any inability of Launch to obtain or exercise warrants because of these limitations, the Nasdaq minimum price requirement or applicable laws or regulatory requirements is governed by the force majeure provision described below.

In addition, if a force majeure event prevents Launch from lawfully exercising warrants that have become exercisable, no lawful channel is available to Launch to do so and the condition continues for at least 90 consecutive days after Launch’s written notice, we would be required, at our option, to pay Launch cash compensation for the portion of the approved invoices satisfied through those warrants or to issue Launch a promissory note for that amount payable in equal installments over six months, in no event exceeding RMB 100 million in the aggregate, and the warrants would be cancelled. Any such settlement would require us to use cash that we would otherwise use to fund our operations. Because this settlement feature is not solely within our control, the warrants issued to Launch are presented in temporary equity in our condensed consolidated financial statements.

The participation rights we granted to investors in our November 2026 registered direct offering and concurrent private placement could hinder our ability to raise additional capital on favorable terms, or at all.

On November 10, 2026, we entered into a securities purchase agreement with certain investors pursuant to which we sold shares of our Class B Common Stock in a registered direct offering and, in a concurrent private placement, warrants to purchase shares of our Class B Common Stock. The securities purchase agreement gives these investors a right to participate in our future financings. Until November 12, 2027, they may purchase, in the aggregate, up to 50% of any issuance by us or our subsidiaries of Class B Common Stock, common stock equivalents, preferred stock or indebtedness, on the same terms, conditions and price offered in that financing, subject to certain exceptions. Other prospective investors may be unwilling to invest, or may invest only on less favorable terms, if they cannot buy the full amount they want or if a significant part of the financing may be reserved for these investors. These obligations may also delay, complicate or increase the cost of future financings. We will need substantial additional capital to fund our operations. Any impairment of our ability to obtain that capital when needed, on acceptable terms, could have a material adverse effect on our business, financial condition, results of operations and prospects, and on the market price of our Class B Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.1
3.2	Amended and Restated Bylaws of Aptera Motors Corp.	8-K	001-42884	October 1, 2025	3.2
4.1	Form of Inducement Warrant	8-K	001-42884	July 13, 2026	4.1
4.2	Form of Warrant	8-K	001-42884	August 20, 2026	4.1
10.1	Form of Inducement Agreement	8-K	001-42884	July 13, 2026	10.1
10.2	Strategic Partnership Agreement, dated August 14, 2026, by and between the Company and Shanghai Launch Automotive Technology Co., Ltd.	8-K	001-42884	August 20, 2026	10.1
10.3	Controlled Equity OfferingSM Sales Agreement, by and between Aptera Motors Corp. and Cantor Fitzgerald & Co., dated October 1, 2026.	S-3	333-299238	October 1, 2026	1.2
10.4#	Amendment No. 1 to Engagement Agreement, effective October 16, 2026, by and between the Company and Tom DaPolito.	8-K	001-42884	October 21, 2026	10.1
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTERA MOTORS CORP.

Date: November 13, 2026	By:	/s/ Chris Anthony
	Name:	Chris Anthony
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Tom DaPolito
	Name:	Tom DaPolito
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

